Form 10-Q
period 1996-03-31
MATRIX PHARMACEUTICAL INC/DE
filed 1996-05-08
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File number:    0-19750
                       ----------------

                           MATRIX PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                         94-2957068
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


34700 Campus Drive, Fremont, California                       94555
(Address of principal executive offices)                   (Zip  Code)



       Registrant's telephone number, including area code: (510) 742-9900




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes    X     No
                                     --------     -------


Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1996: 17,896,742.

                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX





    PART I.                    FINANCIAL INFORMATION                    Page No.


Item 1.  Financial   Statements


         Condensed Consolidated Balance Sheets - March 31, 1996
         and December 31, 1995                                             3

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 1996 and 1995                        4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1996 and 1995                        5

         Notes to Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8


    PART II.                   OTHER INFORMATION


         Risk Factors                                                     10

Item 6.  Exhibits and Reports on Form 8-K                                 19

         Signatures                                                       20

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                     Condensed Consolidated Balance Sheets




                                                            (In thousands)

                                                       March 31,    December 31,
                                                         1996          1995
                                                      ---------     ---------
Assets                                               (Unaudited)

Current assets:
 Cash and cash equivalents                            $  33,656     $  55,675
 Short-term investments                                  24,111         9,646
 Other current assets                                       834           952
                                                      ---------     ---------
  Total current assets                                   58,601        66,273

Property and equipment, net                              16,355        15,919
Non-current investments                                  11,792        12,010
Deposits and other assets, net                              182           217
                                                      ---------     ---------
                                                      $  86,930     $  94,419
                                                      =========     =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                     $   1,349     $   1,605
 Accrued liabilities                                      2,852         3,322
 Current portion of debt and capital
  lease obligations                                         789           830
                                                      ---------     ---------
  Total current liabilities                               4,990         5,757

Debt and capital lease obligations, less
  current portion                                        12,214        12,307
Stockholders' equity
 Capital stock                                          153,050       152,601
 Deficit accumulated during the development stage       (83,324)      (76,246)
                                                      ---------     ---------
  Total stockholders' equity                             69,726        76,355
                                                      ---------     ---------
                                                      $  86,930     $  94,419
                                                      =========     =========




                             See Accompanying Notes                       Page 3

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                Condensed Consolidated Statements of Operations

                    (In thousands except per share amounts)




                                             Three Months Ended
                                                  March 31,
                                            1996             1995
                                        -----------       ---------
                                        (Unaudited)      (Unaudited)

Revenues                                $    --           $      --

Costs and expenses:
 Research and development                  5,700               4,432
 General and administrative                2,128               1,275
                                        --------           ---------
  Total costs and expenses                 7,828               5,707
                                        --------           ---------

Loss from operations                      (7,828)             (5,707)

Interest and other income, net               750                 423
                                        --------           ---------

Net loss                                $ (7,078)          $  (5,284)
                                        ========           =========

Net loss per share                      $  (0.42)          $   (0.49)
                                        ========           =========

Weighted average number
of shares outstanding                     16,941              10,761
                                        ========           =========


                             See Accompanying Notes                       Page 4

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                 Condensed Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)

                                                           For the three months
                                                               Ended March 31
                                                             1996        1995
                                                         ----------  -----------
                                                         (Unaudited) (Unaudited)
Cash flows from operating activities:
   Net loss                                                $ (7,078)   $ (5,284)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                               257         223
    Amortization of deferred compensation                        42          50
    Other                                                         1          40
   Changes in assets and liabilities:
    Other current assets                                        118         (81)
    Deposits and other assets                                    35           4
    Accounts payable                                           (256)       (216)
    Other accrued liabilities                                  (470)        198
                                                           --------     -------
     Net cash used by operating activities                   (7,351)     (5,066)
Cash flows from investing activities:
   Capital expenditures                                        (693)       (210)
   Investment in securities available-for-sale              (20,658)       (184)
   Proceeds of securities-available-for-sale                    268         501
   Maturities of investments                                  6,221       1,167
                                                           --------     -------
    Cash flows provided (used) by investing activities      (14,862)      1,274
Cash flows from financing activities:
   Payments on debt and capital lease obligations              (134)        (97)
   Net cash proceeds from issuance of:
    Debt and capital lease financing                           --           208
    Capital stock                                               328         (16)
                                                           --------     --------
    Cash flows provided by financing activities                 194          95
Net decrease in cash and cash equivalents                   (22,019)     (3,697)
Cash and cash equivalents at the beginning of period         55,675      10,276
                                                           --------     -------
Cash and cash equivalents at the end of period             $ 33,656     $ 6,579
                                                           ========     =======


                             See Accompanying Notes                       Page 5

                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996




1.       Basis of presentation

                  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year ending December 31, 1996. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, which were filed with the Securities and Exchange Commission on Form 10-K.

2.       Principles of consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany balances and transactions.

3.       Net loss per share

                  Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of stock options, convertible Series A preferred shares and warrants are excluded from the computation as their impact is anti-dilutive.

4. Cash and cash equivalents, short-term investments, and non-current investments

                  The  Company   invests  its  excess  cash  in  government  and
         corporate securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Investments with maturities longer than one year from the balance sheet date are classified as short-term investments or non-current investments based on the Company's intended holding period.

                  The Company maintains its cash, cash equivalents and investments in several different instruments held by various banks and brokerage houses. This diversification of risk is consistent with the Company's policy to maintain liquidity and ensure the safety of principal.

                  The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary are also included in interest and other income. The cost of securities sold is based on the specific identification method. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost.

                  Debt securities which are not classified as held-to-maturity and which are not held for resale in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

5.       Subsequent event

                  On April 8, 1996, the Company completed the sale of a 3,162,500 share public offering of the Company's Common Stock at $22.63 per share which resulted in net proceeds of $67.4 million to the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information related to liquidity and capital resources.

                           MATRIX PHARMACEUTICAL, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" in the 1995 Form 10-K as well as those discussed elsewhere in this report.


Results of Operations

         Three Months Ended March 31, 1996 and 1995

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and to date it has not received any revenues from the commercial sale of products. The Company anticipates that it will not recognize any revenues from commercial sales until regulatory approvals are obtained. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from February 11, 1985 (inception) to March 31, 1996 the Company has incurred a cumulative net loss of $83,324,000.

         The Company had no revenue in either of the first quarters of 1996 and 1995.

         Research and development expenses for the first quarter of 1996 increased by 29% to $5,700,000 versus $4,432,000 for the first quarter of 1995. This increase was due to higher clinical costs to support basal cell cancer, head and neck cancer and other accessible tumors, higher personnel related expenses, and higher production costs in preparation for the commercial launch of AccuSiteTM for the treatment of genital warts.

         General and administrative expenses increased by 67% to $2,128,000 for the first quarter of 1996 versus $1,275,000 for the first quarter of 1995. This increase was due to higher personnel related expenses, including new marketing staff, and increased legal expenses related to the Collagen Corporation litigation.

         Net interest and other income increased to $750,000 for the first quarter of 1996 versus $423,000 for the first quarter of 1995. The increase was primarily the result of higher average balances in cash, cash equivalents and marketable securities in 1996. This was partially offset by higher interest expense associated with the mortgage on the Company's San Diego manufacturing facility, which was purchased in the fourth quarter of 1995.

Liquidity and Capital Resources

         At March 31, 1996, the Company had $69.6 million in cash, cash equivalents and marketable securities compared to $77.3 million at December 31, 1995.

         On April 8, 1996, the Company completed the sale of a 3,162,500 share public offering of the Company's common stock at $22.63 per share which resulted in net proceeds of $67.4 million to the Company.

         During the first quarter of 1996, 13,334 outstanding shares of the Company's Series A preferred stock were converted into 1,333,400 shares of the Company's common stock.

         The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, contract research revenues, license fees, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand as well with additional capital generated through equity and debt financings and collaborative agreements.

         The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trial activities, the timing and cost of obtaining regulatory approvals, the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances and the status of competitors.

         The Company expects to incur substantial additional costs relating to the continued clinical development of its products, continued research and development programs, the development of marketing and manufacturing capabilities, the purchase of additional capital equipment and general working capital requirements. The Company anticipates that its existing and committed capital resources, including the proceeds of the public offering completed in April 1996, will enable it to maintain its current and planned operations through 1998. The Company may require additional outside financing to complete the process of bringing current products to market, and while the Company is not aware of any limitations on future sources of capital, there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the first three months of 1996 and 1995.

                           MATRIX PHARMACEUTICAL, INC.

                                  RISK FACTORS

No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the FDA. Among other requirements, FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations unless product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

         In order to obtain FDA approval of a product, the Company must demonstrate to the satisfaction of the FDA that such product is safe and effective for its intended uses and that the Company is capable of manufacturing the product with procedures that conform to the FDA's current good manufacturing practice ("GMP") regulations, which must be followed at all times. The Company has had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an NDA requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do all of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's AccuSite product, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for the product must be inspected and accepted by the FDA as being in compliance with GMP regulations prior to approval of the product. There can be no assurance that the Company's manufacturing facilities in San Jose and Milpitas will be accepted by the FDA, and failure to achieve such acceptance would have a material adverse effect on the Company's business.

         Matrix has used three different sources of collagen gel in the products on which it has conducted clinical trials: Koken Co., Ltd. ("Koken"), Collagen Corporation ("Collagen") and its own production. The Company intends to use collagen gel of its own manufacture in products it markets commercially if FDA approval is received. Accordingly, the Company has not referenced Collagen's Pre-Market Approval files in its NDA. (See "-- Litigation" )

         However, as noted above, when there has been a manufacturing change in a product, such as a change in the supplier of a component, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product as shown in earlier clinical trials. Accordingly, Matrix has conducted a series of preclinical studies to show comparability of products made from Collagen, Koken and Matrix collagen gel, a bioequivalency study to show comparability of products made with Matrix and Collagen collagen gel and Phase III clinical trials to show comparability in clinical performance of a product made with Koken collagen gel and a product made with Collagen collagen gel. The Company also conducted a Phase III(b) clinical trial to demonstrate the comparable clinical performance of a product made with Matrix collagen gel to a product made with Collagen collagen gel. The Company believes that all studies conducted to date have supported the comparable clinical performance of products made with collagen gel from all three sources, but there can be no assurance that the FDA will agree. In addition, there can be no assurance that the FDA will not require further clinical demonstrations either of the comparability of a product made with Matrix collagen gel to product made with Collagen collagen gel or Koken collagen gel, or the safety and efficiency of a product made with Matrix collagen gel. If questions arise during the FDA review process about comparability or about the safety and efficacy of a product made with collagen, it could delay the approval process or prevent approval.

         The Company's analysis of the results of its clinical studies submitted as part of an NDA is subject to review and interpretation by the FDA, which may differ from the Company's analysis. There can be no assurance that the Company's data or its interpretation of data will be accepted by the FDA. In addition, delays or rejections may be encountered based upon changes in applicable law or FDA policy during the period of product development and FDA regulatory review. Any failure to obtain, or delay in obtaining, FDA approvals would adversely affect the ability of the Company to market its proposed products. Moreover, even if FDA approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

         Both  before  and  after   approval  is   obtained,   a  product,   its
manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process or thereafter (including after approval), may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the NDA holder. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product, manufacturer, or the NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development. See "--Uncertainty of Pharmaceutical Pricing; No Assurance of Adequate Reimbursement."

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a clinical trial exemption ("CTX") or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well controlled clinical trials in humans that establish that the drug is safe and efficacious, regulatory approval of an MAA must be obtained from the relevant regulatory authorities. The Company filed its MAA for AccuSite in the United Kingdom in August 1995 under the mutual recognition process of a product. The Company subsequently filed an MAA in Germany, France, Italy and Sweden. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

         In February 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that the Committee on Safety of Medicines had recommended that a product license be granted for AccuSite for the treatment of genital warts, subject to the Company's response to certain questions. While the Company has filed a response to those questions, there can be no assurance that the Company's response will adequately address such questions or that the Company will ultimately receive such a product license, or that such approvals will be granted in a timely fashion, or at all. In addition, there can be no assurance of mutual recognition by other participating states of any approval obtained in the United Kingdom, if such approval is obtained.

Uncertainties Associated with Clinical Trials

         Matrix has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension, or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA.

         The Company is currently conducting multiple clinical trials in the United States and certain foreign countries, including two ongoing Phase III trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company. Generally similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of March 31, 1996, the Company's accumulated deficit was approximately $83.3 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products or entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

Additional Financing Requirements and Uncertain Access to Capital Markets

         The Company has expended and will continue to expend substantial funds to complete the research and development of and to market its products. The Company will require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limited Sales and Marketing Experience

         The Company intends to market and sell certain of its products, if successfully developed and approved, through a direct sales force in the United States and through sales and marketing partnership arrangements outside the United States. The Company currently has limited marketing and sales staff, and has yet to establish any co-promotion or distribution arrangements. The Company is developing a sales and marketing plan for AccuSite and its other products in clinical development. In order to market its products directly, the Company must develop a sales force with technical expertise. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that there will be sufficient sales of AccuSite or other products to fund related expenses, many of which must be incurred before sales commence. Failure to establish a sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

Limited Manufacturing Experience

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations. The Company is currently manufacturing AccuSite and IntraDose for its clinical trials at its manufacturing facilities in San Jose and Milpitas, California, as well as contract manufacturing facilities. The Company anticipates that its facilities in San Jose and Milpitas should provide sufficient production capacity to meet clinical and early commercial requirements of its AccuSite product and selected components for IntraDose products through 1997. However, there can be no assurance that the Company will be able to produce adequate quantities of its products for its clinical trials in a cost-effective manner or that the Company's current manufacturing facilities will be accepted by the FDA.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The Company intends to use this facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation that will require capital expenditures of approximately $5 million. The Company estimates that this facility will not be available for production until 1998. There can be no assurance that the Company will be able to validate and scale up this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delay to the Company's ability to meet product demand. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and drugs, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel.

Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the components of raw materials utilized in its products. Matrix is also in the process of attempting to approve second sources for as many as possible of these supplies. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, and thus the ability to complete the clinical trials or to commercialize products. In addition, Cisplatin, a chemotherapeutic drug being used by the Company in its current clinical trials, is available for research purposes in the United States and for all purposes in Western Europe. Prior to the expiration of the patent in the United States in 1996, the Company may not commercialize products incorporating cisplatin in the United States without a license. The Company's process for manufacturing collagen gel is currently being challenged in litigation with Collagen. See "--Litigation."

Litigation

         On December 21, 1994, Collagen filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the manufacturing process for collagen, including breach of contract and fraud. The Complaint seeks unspecified damages and injunctive relief directed to Matrix's manufacture of collagen, its regulatory filings and its hiring of current or former Collagen employees. On February 14, 1995, the Company filed its answer to Collagen's complaint, denying all claims of misappropriation, asserting several affirmative defenses and seeking recovery of its attorneys' fees. Matrix has also filed a cross-complaint against Collagen and Howard Palefsky, Collagen's Chief Executive Officer, seeking recovery of damages for defamation, violations of California antitrust law and other causes of action. The parties are currently conducting discovery and no trial date has been set with respect to any of the claims asserted by Collagen or by the Company.

         On September 12, 1995, Collagen filed a First Amended Complaint, adding as defendants two former Collagen employees currently working at Matrix, alleging that these employees used confidential documents and information acquired by them as Collagen employees for the benefit of Matrix. These employees had been accused of wrong-doing in the original Complaint along with other former Collagen employees, but not named as defendants. The First Amended Complaint purports to add causes of action for conversion against Matrix and the two individual defendants, and for breach of contract, breach of confidence, breach of fiduciary obligation and breach of the duty of loyalty against the former Collagen employees. Matrix is alleged to have induced such breaches. The First Amended Complaint adds to the requested relief of the original Complaint for damages and injunctive relief a request for the imposition of a constructive trust on the alleged fruits of the alleged trade secret misappropriation.

         The lawsuit follows a series of contract negotiations in 1994 aimed at developing a long-term supply relationship between Collagen and Matrix. Although processes to manufacture collagen gel have been in the public domain for many years, Collagen is presently the only commercial source for collagen gel in the United States. Prior to developing its own manufacturing process, Matrix used collagen gel from two additional sources in its clinical trials, including collagen gel manufactured by Koken and by Collagen. See "-- No Assurance of Regulatory Approvals."

         The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $1,000,000 in 1996.

Uncertainty Regarding Patents and Proprietary Rights

         The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. The Company's patents may not prevent others from developing competitive products using related technology. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the United States Patent and Trademark Office ("PTO") in proceedings instituted by Matrix or others. During an opposition proceeding in Japan, the Company became aware of a reference which may affect the scope of its United States Patent claims which cover the collagen gel matrix products. The Company has brought this reference to the attention of the PTO for a determination of the extent to which the claims should be modified in light of this reference. No assurance can be given concerning the outcome of the determination, although the Company believes that modifications of the claims that may be required because of the reference will not materially adversely affect the Company's proprietary protection for its products. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents.

Rapid Technological Change and Substantial Competition

         The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will offer competition to the Company's products.

         Any product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. Accordingly, important competitive factors, in addition to completion of clinical testing and the gaining of regulatory approval will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and patent protection.

Uncertainty of Pharmaceutical Pricing; No Assurance of Adequate Reimbursement

         The future revenues and profitability of and availability of capital for biopharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects. Additionally, the cost of prescription drugs is receiving substantial attention in the United States Congress. Legislation enacted in 1990, and amended and strengthened in 1992, requires pharmaceutical manufacturers to rebate to the government a portion of their revenues from drugs furnished to Medicaid patients. In 1992, legislation was enacted that extends these requirements to cover outpatient pharmaceuticals, and also mandates a reduction in pharmaceutical prices charged to certain federally-funded facilities as well as to certain hospitals serving a disproportionate share of low-income patients. It is likely that Congressional attention will continue to focus on the cost of drugs generally, and particularly on increases in drug prices in excess of the rate of inflation, given recent government initiatives pertaining to the overall reform of the U.S. health care system, and those specifically directed at lowering total costs. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering drug costs.

         The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products and may have a material adverse effect on the Company.

Dependence Upon Qualified and Key Personnel

         Because of the specialized nature of the Company's business, the Company's ability to maintain its competitive position depends on its ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such persons. The loss of key personnel or the failure to recruit additional personnel could have a material adverse effect on the Company's business.

Product Liability Exposure; Limited Insurance Coverage

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of products during research or commercialization results in adverse effects. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance for clinical studies. However, there can be no assurance that such coverage will be adequate or that adequate insurance coverage for future clinical or commercial activities will be available at all, or at acceptable cost, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

Hazardous Materials and Product Risks

         The Company's research and development involves the controlled use of hazardous materials, such as cytotoxic drugs, other toxic and carcinogenic chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could be extensive. The Company is also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject the Company to, among other things, fines and criminal liability.

         Certain of the chemotherapeutic agents employed by the Company in its Therapeutic Implant, ADV and Therapeutic Adhesive products are known to have toxic side effects, particularly when used in traditional methods of administration. Each product incorporating such a chemotherapeutic agent will require separate FDA approval as a new drug under the procedures specified above. Bovine collagen is a significant component of the Company's protein matrix. Two rare autoimmune connective tissue conditions, polymyositis and dermatomyositis ("PM/DM"), have been alleged to occur with increased frequency in patients who have received cosmetic collagen treatments. Based upon the occurrence of these conditions, the FDA requested a major manufacturer of bovine collagen products for cosmetic applications to investigate the safety of such uses of its collagen. In October 1991, an expert panel convened by the FDA to examine this issue found no statistically significant relationships between injectable collagen and the occurrence of autoimmune disease, but noted that certain limitations in the available data made it difficult to establish a statistically significant association.

Volatility of Stock Price; No Dividends

         The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other biopharmaceutical products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Shares Eligible for Future Sale

         Future sales of shares by existing stockholders could adversely affect the prevailing market price of the Company's Common Stock. On August 26, 1994, the Company sold 13,334 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement, and registered 1,333,400 shares of Common Stock issuable upon conversion of the Preferred Stock. During the first quarter of 1996, 13,334 outstanding shares of the Company's Series A preferred stock were converted into 1,333,400 shares of the Company's common stock. On August 29, 1995, the Company sold 1,481,982 shares of Common Stock in a private placement and simultaneously registered the resale of such shares on a Registration Statement on Form S-3. The outstanding shares of the Company's Common Stock are all freely tradeable, subject to volume and other restrictions imposed by Rule 144 under the Securities Act with respect to sales by affiliates. Sales of substantial amounts of Common Stock may have an adverse effect on the market price of the Common Stock.

Anti-Takeover Provisions

         The ability of the Board of Directors of the Company to issue shares of Preferred Stock without stockholder approval and a stockholder rights plan adopted by the Company may, alone or in combination, have certain anti-takeover effects. The Company also is subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.

                           MATRIX PHARMACEUTICAL, INC.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27      Financial Data Schedule


                  (b)      Reports on Form 8-K

                The Company filed a Current Report on Form 8-K on March 1, 1996 with respect to the filing by the Company of a registration statement on Form S-3.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:    May  3,  1996                 By:       /s/ James R. Glynn
      --------------------             -----------------------------------------
                                                 James R. Glynn
                                                 Senior Vice President, Chief
Financial Officer & Secretary




                                 Signing on behalf of the registrant
                                 and as principal financial officer