Form 10-Q
period 1996-06-30
MATRIX PHARMACEUTICAL INC/DE
filed 1996-08-08
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996

                                       OR

( )      TRANSITION   REPORT  PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



Commission File number:    0-19750
                       --------------------

                           MATRIX PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                        94-2957068
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


  34700 Campus Drive, Fremont, California                       94555
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

                                    Yes X   No
                                       --     --

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1996: 21,238,156.

                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX





         PART I.                    FINANCIAL INFORMATION               Page No.


Item 1.  Financial   Statements


         Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                                3

         Condensed Consolidated Statements of Operations -
         Three Months and Six Months Ended June 30, 1996 and 1995           4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995                            5

         Notes to Condensed Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


         PART II.                   OTHER INFORMATION

         Risk Factors                                                      10

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 6.  Exhibits and Reports on Form 8-K                                  20

         Signatures                                                        21


                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                     Condensed Consolidated Balance Sheets


                                                                  (In thousands)

                                                            June 30,     December 31,
                                                              1996           1995
                                                          ------------   ------------
Assets                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                 $  25,843     $  55,675
 Short-term investments                                       29,559         9,646
 Other current assets                                          1,199           952
                                                          ------------   ------------
  Total current assets                                        56,601        66,273

Property and equipment, net                                   16,755        15,919
Non-current investments                                       73,977        12,010
Deposits and other assets, net                                   177           217
                                                          ------------   ------------
                                                           $ 147,510     $  94,419
                                                          ============   ============
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                          $   1,177     $   1,605
 Accrued liabilities                                           2,893         3,322
 Current portion of debt and capital lease obligations           727           830
                                                          ------------   ------------
  Total current liabilities                                    4,797         5,757

Debt and capital lease obligations, less current portion      12,129        12,307
Stockholders' equity
 Capital stock                                               222,018       153,427
 Other                                                          (904)         (826)
 Deficit accumulated during the development stage            (90,530)      (76,246)
                                                          ------------   ------------
  Total stockholders' equity                                 130,584        76,355
                                                          ------------   ------------
                                                          $  147,510     $  94,419
                                                          ============   ============

                             See Accompanying Notes

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                Condensed Consolidated Statements of Operations

                    (In thousands except per share amounts)




                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    1996       1995        1996          1995
                               ------------ ----------- ----------- -----------
                                 (Unaudited)(Unaudited) (Unaudited) (Unaudited)

Revenues                        $       -    $      -    $      -    $      -

Costs and expenses:
 Research and development           6,304       4,503      12,004       8,935
 General and administrative         2,176       1,361       4,304       2,636
                                ------------ ----------- ----------- -----------
  Total costs and expenses          8,480       5,864      16,308      11,571
                                ------------ ----------- ----------- -----------
Loss from operations               (8,480)     (5,864)    (16,308)    (11,571)

Interest and other income, net      1,274         309       2,024         732
                                ------------ ----------- ----------- -----------
Net loss                         $ (7,206)   $ (5,555)   $(14,284)   $(10,839)
                                ============ =========== =========== ===========
Net loss per share               $  (0.34)   $  (0.51)   $  (0.76)   $  (1.01)
                                ============ =========== =========== ===========
Weighted average number
of shares outstanding              20,877      10,800      18,909      10,780
                                ============ =========== =========== ===========

                             See Accompanying Notes

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                 Condensed Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)

                                                     For the six months
                                                       ended June 30,
                                                     1996         1995
                                                 -----------   ----------
                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net loss                                        $(14,284)   $(10,839)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                       516         445
    Amortization of deferred compensation                84         101
    Other                                                27         110
   Changes in assets and liabilities:
    Other current assets                               (247)       (307)
    Deposits and other assets                            40           7
    Accounts payable                                   (428)       (428)
    Other accrued liabilities                          (429)        396
                                                  -----------   ----------
     Net cash used by operating activities          (14,721)    (10,515)
Cash flows from investing activities:
   Capital expenditures                              (1,352)       (131)
   Investment in securities available-for-sale      (96,431)       (187)
   Proceeds of securities available-for-sale          8,404       4,845
   Maturities of investments                          6,221       4,072
                                                  -----------   ----------
    Cash flows provided (used) by
      investing activities                          (83,158)      8,599
Cash flows from financing activities:
   Payments on debt and capital lease oblgations       (281)       (203)
   Net cash proceeds from issuance of:
    Debt and capital lease financing                      -         232
    Capital stock                                    68,328          47
                                                  -----------   ----------
    Cash flows provided by financing activities      68,047          76
Net decrease in cash and cash equivalents           (29,832)     (1,840)
Cash and cash equivalents at the
    beginning of period                              55,675      10,276
                                                  -----------   ----------
Cash and cash equivalents at the end of period     $ 25,843     $ 8,436
                                                  ===========   ==========

                             See Accompanying Notes

                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

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

                  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, which were filed with the Securities and Exchange Commission on Form 10-K, and the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 1996.

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

5.       Stockholders' equity

                  On April 8, 1996, the Company completed the sale of a 3,162,500 share public offering of the Company's common stock at $22.63 per share which resulted in net proceeds of $67.4 million to the Company.

6.       Subsequent event

                  On July 15, 1996 the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The term of the lease is two years commencing July 15, 1996 and ending July 14, 1998 and the lease payments during that period total approximately $2.9 million.

                           MATRIX PHARMACEUTICAL, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" in the 1995 Form 10-K and March 31, 1996 Form 10-Q, as well as those discussed elsewhere in this report.


Results of Operations

         Three and Six Months Ended June 30, 1996 and 1995

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and to date it has not received any revenues from the commercial sale of products. The Company anticipates that it will not recognize any revenues from commercial sales until regulatory approvals are obtained. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from February 11, 1985 (inception) to June 30, 1996 the Company has incurred a cumulative net loss of $90,530,000.

         The Company had no revenue in the second quarters of 1996 and 1995 and the first six months of 1996 and 1995.

         Research and development expenses for the second quarter of 1996 increased by 40% to $6,304,000 versus $4,503,000 for the second quarter of 1995. For the first six months of 1996, research and development expenses increased by 34% to $12,004,000 compared to $8,935,000 in 1995. The quarterly and year-to-date increases were primarily due to higher clinical costs to support basal cell cancer, head and neck cancer and other accessible tumors, higher personnel related expenses, higher occupancy expenses, and higher production costs in preparation for the commercial launch of AccuSiteTM for the treatment of genital warts.

         General and administrative expenses increased by 60% to $2,176,000 for the second quarter of 1996 compared to $1,361,000 for the second quarter of 1995. For the first six months of 1996, general and administrative expenses increased by 63% to $4,304,000 versus $2,636,000 for the same period in 1995. The quarterly and year-to-date increases were due to higher personnel related expenses, including new marketing staff, higher occupancy expenses, and AccusiteTM market research expenses. The year-to-date increase was also due to increased legal expenses related to the Collagen Corporation litigation.

         Net interest and other income increased to $1,274,000 for the second quarter of 1996 versus $309,000 for the second quarter of 1995. For the first six months of 1996, net interest and other income increased to $2,024,000 compared to $732,000 in 1995. The increase was primarily the result of higher average balances in cash, cash equivalents and marketable securities in 1996. This was partially offset by higher interest expense associated with the mortgage on the Company's San Diego manufacturing facility, which was purchased in the fourth quarter of 1995.

Liquidity and Capital Resources

         At June 30, 1996, the Company had $129.4 million in cash, cash equivalents and marketable securities compared to $77.3 million at December 31, 1995.

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

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the first six months of 1996 and 1995.

                           MATRIX PHARMACEUTICAL, INC.

                                  RISK FACTORS

No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the FDA. Among other requirements, FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA and one product approved by a foreign authority and does not expect to achieve profitable operations unless other product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

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

         Matrix has used three different sources of collagen gel in the products on which it has conducted clinical trials: Koken Co., Ltd. ("Koken"), Collagen Corporation ("Collagen") and its own production. The Company intends to use collagen gel of its own manufacture in products it markets commercially if FDA approval is received. Accordingly, the Company has not referenced Collagen's Pre-Market Approval files in its NDA. (See "-- Litigation" )

         However, as noted above, when there has been a manufacturing change in a product, such as a change in the supplier of a component, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product as shown in earlier clinical trials. Accordingly, Matrix has conducted a series of preclinical studies to show comparability of products made from Collagen, Koken and Matrix collagen gel, a human pharmakokinetic study to show comparability of products made with Matrix and Collagen collagen gel and Phase III clinical trials to show comparability in clinical performance of a product made with Koken collagen gel and a product made with Collagen collagen gel. The Company also conducted a Phase III(b) clinical trial to demonstrate the comparable clinical performance of a product made with Matrix collagen gel to a product made with Collagen collagen gel. The Company believes that all studies conducted to date have supported the comparable clinical performance of products made with collagen gel from all three sources, but there can be no assurance that the FDA will agree. In addition, there can be no assurance that the FDA will not require further clinical demonstrations either of the comparability of a product made with Matrix collagen gel to product made with Collagen collagen gel or Koken collagen gel, or the safety and efficacy of a product made with Matrix collagen gel. If questions arise during the FDA review process about comparability or about the safety and efficacy of a product made with collagen, it could delay the approval process or prevent approval.

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

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a clinical trial exemption ("CTX") or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well controlled clinical trials in humans that establish that the drug is safe and efficacious, regulatory approval of a Market Authorization Application (MAA) must be obtained from the relevant regulatory authorities. The Company filed its MAA for AccuSite in the United Kingdom in August 1995 under the mutual recognition process of a product. The Company subsequently filed an MAA in Germany, France, Italy and Sweden. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

         In June 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that a product license has been granted for AccuSiteTM for the treatment of genital warts. However, there can be no assurance of mutual recognition by other participating states of the approval obtained in the United Kingdom.

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

         In June 1996 the Company announced a delay in the development of AccuSiteTM Injectible Gel for patients with basal cell cancer. This delay is a result of disappointing findings in preliminary data analysis of two identical Phase II "contribution of components" trials. These studies were designed to demonstrate that each ingredient (component) of the AccuSiteTM gel formulation provides a statistically significant contribution to the performance of the product. Depending upon the results of the Company's analysis, the Company may further delay, may have to perform additional clinical trials which may also delay, or cancel, the development of AccuSiteTM Injectible Gel for patients with basal cell cancer, which could result in a material adverse effect on the Company's business.

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of June 30, 1996, the Company's accumulated deficit was approximately $90.5 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products and entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

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

Limited Sales and Marketing Experience

         The Company intends to market and sell certain of its products, if successfully developed and approved, through a direct sales force in the United States, by co-promoting certain products to selected physician specialties and through sales and marketing partnership arrangements outside the United States. The Company currently has limited marketing and sales staff, and has yet to announce any co-promotion or distribution arrangements. The Company is developing a sales and marketing plan for AccuSite and its other products in clinical development. In order to market its products directly, the Company must develop a sales force with technical expertise. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that there will be sufficient sales of AccuSite or other products to fund related expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

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

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The Company intends to use this facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation that will require capital expenditures of approximately $10 million. The Company estimates that this facility will not be available for production until 1998. There can be no assurance that the Company will be able to validate and scale up this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delay to the Company's ability to meet product demand. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities  of collagen  gel in  accordance  with  applicable  regulations,  the
Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the components of raw materials utilized in its products. Matrix is also in the process of attempting to approve second sources for as many as possible of these supplies. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, and thus the ability to complete the clinical trials or to commercialize products. In addition, cisplatin, a chemotherapeutic drug being used by the Company in its current clinical trials, is currently available only for research purposes in the United States. Prior to the expiration of the patent in the United States in 1996, the Company may not commercialize products incorporating cisplatin in the United States without a license. To the Company's knowledge, there are no such restrictions in Europe. The Company's process for manufacturing collagen gel is currently being challenged in litigation with Collagen. See "--Litigation."

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

         The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products.
Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, will likely exceed $1,000,000 in 1996.

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

                           MATRIX PHARMACEUTICAL, INC.

PART II           OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1996 Annual Meeting of Stockholders was held on May 16, 1996. The following directors, all of whom served in such capacity prior to the meeting, were re-elected by the stockholders:

                  J. Stephan Dolezalek
                  Edward E. Luck
                  John E. Lyons
                  Craig R. McMullen
                  Richard D. Murdock
                  Julius L. Pericola
                  Alan E. Salzman

The following additional matters were submitted to the stockholders for vote and approved at the meeting:

         o Approval of an amendment to the Company's 1988 Restricted Stock Plan ("the Plan") in order to (1) increase the maximum number of shares of common stock authorized for issuance under the Plan by an additional 850,000 shares and (2) impose a specific share limitation of 750,000 shares on the maximum number of shares for which any one participant may be granted stock options and direct stock issuances under the Plan. Of the total shares voting on the foregoing resolution, 9,507,612 voted in favor, 4,712,619 voted against, 16,550 abstained and broker non-votes were 467,850.

         o Ratification of the appointment of Ernst and Young as independent auditors of the Company for the fiscal year ending December 31, 1996. Of the total shares voting on the foregoing resolution, 14,672,596 voted in favor, 19,215 voted against and 12,820 abstained.

                           MATRIX PHARMACEUTICAL, INC.


Item 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibits


Number            Exhibit Table
- ------            -------------

10                Industrial  Multi-Tenant  Lease  agreement dated July 15, 1996
                  between  the  Company,   as  landlord,   and  Advanced  Tissue
                  Sciences, Inc., as tenant.

27                Financial Data Schedule


                  (b)       Reports on Form 8-K


                  The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1996.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:    August  6,  1996            By:       /s/ James R.Glynn
         ----------------                     -----------------------------
                                              James R. Glynn
                                              Senior Vice President, Chief
                                              Financial Officer & Secretary




                               Signing on behalf of the registrant
                               and as principal financial officer