Form 10-Q
period 1996-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 1996-11-06
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



Commission File number:    0-19750
                         -------------

                           MATRIX PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                          94-2957068
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


34700 Campus Drive, Fremont, California                       94555
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

                                  Yes  X    No
                                     -----     -----

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1996: 21,253,618.

                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX




      PART I.               FINANCIAL INFORMATION                       Page No.

Item 1.  Financial   Statements


         Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995                           3

         Condensed Consolidated Statements of Operations -
         Three Months and Nine Months Ended September 30, 1996 and 1995     4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995                      5

         Notes to Condensed Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


         PART II.         OTHER INFORMATION

         Risk Factors                                                      11

Item 6.  Exhibits and Reports on Form 8-K                                  20

         Signatures                                                        21


                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets




                                                                (In thousands)

                                                          September 30,  December 31,
                                                               1996         1995
                                                          -------------  ------------
Assets                                                     (Unaudited)
Current assets:
    Cash and cash equivalents ...........................   $  19,683    $  55,675
    Short-term investments ..............................      32,688        9,646
    Other current assets ................................       2,206          952
                                                            ---------    ---------
       Total current assets .............................      54,577       66,273

Property and equipment, net .............................      17,055       15,919
Non-current investments .................................      68,970       12,010
Deposits and other assets, net ..........................         178          217
                                                            ---------    ---------
                                                            $ 140,780    $  94,419
                                                            =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable ....................................   $   1,414    $   1,605
    Accrued compensation ................................       1,051          844
    Accrued clinical trial costs ........................       1,035        1,814
    Other accrued liabilities ...........................         771          664
    Current portion of debt and capital lease obligations         661          830
                                                            ---------    ---------
       Total current liabilities ........................       4,932        5,757

Debt and capital lease obligations, less current portion       11,890       12,307
Stockholders' equity
    Capital stock .......................................     222,367      153,427
    Other ...............................................      (1,067)        (826)
    Deficit accumulated during the development stage ....     (97,342)     (76,246)
                                                            ---------    ---------
       Total stockholders' equity .......................     123,958       76,355
                                                            ---------    ---------
                                                            $ 140,780    $  94,419
                                                            =========    =========

                             See Accompanying Notes

                                                                          Page 3

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                     (In thousands except per share amounts)



                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                   1996        1995        1996        1995
                                 --------    --------    --------    --------
                                (Unaudited) (Unaudited) (Unaudited)  (Unaudited)
Revenues .....................   $   --      $   --      $   --      $   --

Costs and expenses:
   Research and development ..      6,110       5,471      18,114      14,406
   General and administrative       2,732       3,562       7,036       6,198
                                 --------    --------    --------    --------
      Total costs and expenses      8,842       9,033      25,150      20,604
                                 --------    --------    --------    --------

Loss from operations .........     (8,842)     (9,033)    (25,150)    (20,604)

Interest and other income, net      2,030         361       4,054       1,093
                                 --------    --------    --------    --------

Net loss .....................   $ (6,812)   $ (8,672)   $(21,096)   $(19,511)
                                 ========    ========    ========    ========


Net loss per share ...........   $  (0.32)   $  (0.76)   $  (1.07)   $  (1.78)
                                 ========    ========    ========    ========

Weighted average number of
shares outstanding ...........     21,248      11,366      19,689      10,975
                                 ========    ========    ========    ========



                             See Accompanying Notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                 Condensed Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)



                                                           For the nine months
                                                           ended September 30,
                                                             1996         1995
                                                        ----------   -----------
                                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:
       Net loss ......................................   $ (21,096)   $ (19,511)
       Adjustments to reconcile net loss to
        net cash used by operating activities:
          Depreciation and amortization ..............         772          677
          Amortization of deferred compensation ......         120          101
          Accrued marketing rights and fees (payments)        (250)       2,104
          Other ......................................         138          128
          Changes in other assets and liabilities ....      (1,871)         797
                                                         ---------    ---------
           Net cash (used) by operating activities ...     (22,187)     (15,704)
Cash flows from investing activities:
       Capital expenditures ..........................      (1,908)        (363)
       Investment in securities available-for-sale ...    (144,531)     (14,796)
       Proceeds of securities available-for-sale .....      42,832        5,114
       Maturities of investments .....................      21,734        4,072
                                                         ---------    ---------
          Cash flows (used) by investing activities ..     (81,873)      (5,973)
Cash flows from financing activities:
       Payments on debt and capital lease obligations         (336)        (309)
       Net cash proceeds from issuance of:
          Debt and capital lease financing ...........          --          232
          Convertible preferred stock ................          --          (45)
          Common stock ...............................      68,404       17,006
                                                         ---------    ---------
          Cash flows provided by financing activities       68,068       16,884
Net decrease in cash and cash equivalents ............     (35,992)      (4,793)
Cash and cash equivalents at the beginning of period .      55,675       10,276
                                                         ---------    ---------
Cash and cash equivalents at the end of period .......   $  19,683    $   5,483
                                                         =========    =========

                           MATRIX PHARMACEUTICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996




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

                  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, which were filed with the Securities and Exchange Commission on Form 10-K, and the Company's quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission for the quarters ended March 31, 1996 and June 30, 1996.

2.       Principles of consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all material intercompany balances and transactions.

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

5.       Stockholders' equity

                  On April 8, 1996, the Company closed a public offering pursuant to which 3,162,500 shares of the Company's common stock were sold at $22.63 per share resulting in net proceeds of $67.4 million to the Company.

                           MATRIX PHARMACEUTICAL, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" in the Company's reports on Form 10-K for 1995 and Forms 10-Q for the quarters ended March 31 and June 30, 1996, as well as those discussed elsewhere in this report.

Results of Operations

         Three and Nine Months Ended September 30, 1996 and 1995

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and to date it has not received any revenues from the commercial sale of products. The Company anticipates that it will not recognize any revenues from commercial sales until 1997. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from February 11, 1985 (inception) to September 30, 1996 the Company has incurred a cumulative net loss of $97,342,000.

         The Company had no revenue in the third quarters of 1996 and 1995 and the first nine months of 1996 and 1995.

         Research and development expenses for the third quarter of 1996 increased by 12% to $6,110,000 compared to $5,471,000 for the third quarter of 1995. For the first nine months of 1996, research and development expenses increased by 26% to $18,114,000 compared to $14,406,000 in 1995. The quarterly and year-to-date increases were primarily due to higher personnel expenses, higher clinical costs to support studies in the areas of head and neck cancer and other accessible tumors, higher occupancy expenses, and higher production costs in preparation for the commercial launch of AccuSite(TM) for the treatment of genital warts. This increase was partially offset by a decrease in clinical costs for basal cell cancer.

         General and administrative expenses decreased by 23% to $2,732,000 for the third quarter of 1996 compared to $3,562,000 for the third quarter of 1995. For the first nine months of 1996, general and administrative expenses increased by 14% to $7,036,000 compared to $6,198,000 for the same period in 1995. The third quarter 1996 reflected a net decrease in expenses as a result of the repurchase of the US and European marketing rights to AccuSite(TM) in the third quarter 1995 for $2,000,000. This was offset by increases in personnel expenses, including the hiring of additional marketing staff, Accusite(TM) market prelaunch expenses, and legal expenses due to ongoing litigation. The year-to-date increase was due to increases in personnel expenses, including the hiring of additional marketing staff, Accusite(TM) market prelaunch expenses, legal expenses due to ongoing litigation, and office related expenses. This increase was partially offset by the repurchase of marketing rights to AccuSite(TM) in the third quarter of 1995. Legal expenses related to the Company's ongoing litigation, regardless of outcome, may exceed $2,000,000 in 1996.

         Net interest and other income increased to $2,030,000 for the third quarter of 1996 compared to $361,000 for the third quarter of 1995. For the first nine months of 1996, net interest and other income increased to $4,054,000 compared to $1,093,000 in 1995. The increase was primarily the result of higher average balances in cash, cash equivalents and marketable securities in 1996 and rental income received from the lease of a portion of the Company's San Diego facility. This was partially offset by higher interest expense associated with the mortgage on the Company's San Diego manufacturing facility.

Liquidity and Capital Resources

         At September 30, 1996, the Company had $121.3 million in cash, cash equivalents and marketable securities compared to $77.3 million at December 31, 1995.

         On April 8, 1996, the Company closed a public offering pursuant to which 3,162,500 shares of the Company's common stock were sold at $22.63 per share resulting in net proceeds of $67.4 million to the Company.

         During the first quarter of 1996, 13,334 outstanding shares of the Company's Series A preferred stock were converted into 1,333,400 shares of the Company's common stock.

         From its inception, the Company has financed its operations and capital asset acquisitions through the sale of equity securities, contract research revenues, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand as well as with additional capital generated through equity and debt financings and collaborative agreements.

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

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The Company intends to use this facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation that will require capital expenditures of approximately $10.5 million. On July 15, 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The lease has a term of two years and the rental income during the period totals approximately $2.9 million.

         In May 1996 the Company announced a delay in the development of AccuSite(TM) Injectable Gel for patients with basal cell cancer. This delay is a result of disappointing findings in preliminary data analysis of two identical Phase II "contribution of components" trials. These studies were designed to demonstrate that each major component of the AccuSite(TM) gel system provides a statistically significant contribution to the performance of the product. In September 1996, the Company further updated the status of its basal cell cancer program. As a result of conducting an interim analysis of data from another Phase III basal cell cancer study, the Company has concluded that it will be difficult to commercialize this program given the high response rates obtained by surgical procedures.

         The Company expects to incur substantial additional costs relating to the continued clinical development of its products, continued research and development programs, the development of marketing and manufacturing capabilities, the purchase of additional capital equipment and general working capital requirements. The Company anticipates that its existing and committed capital resources, including the proceeds of the April 1996 public offering, will enable it to maintain its current and planned operations through 1998. The Company may require additional outside financing to complete the process of bringing current products to market, and while the Company is not aware of any limitations on future sources of capital, there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the first nine months of 1996 and 1995.

                           MATRIX PHARMACEUTICAL, INC.

                                  RISK FACTORS

No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the FDA. Among other requirements, FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA and one product approved by a foreign authority and does not expect to achieve profitable operations unless other product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

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

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an NDA requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do all of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's AccuSite product, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for the product must be inspected and accepted by the FDA as being in compliance with GMP regulations prior to approval of the product. There can be no assurance that the Company's current manufacturing facilities in San Jose and Milpitas will continue to be accepted by the FDA, or that its San Diego facility will be accepted in the future, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

         Matrix has used three different sources of collagen gel in the products on which it has conducted clinical trials: Koken Co., Ltd. ("Koken"), Collagen Corporation ("Collagen") and its own production. The Company intends to use collagen gel of its own manufacture in products it markets commercially if FDA approval is received. Accordingly, the Company has not referenced Collagen's Pre-Market Approval files in its NDA. (See "--Litigation" )

         However, as noted above, when there has been a manufacturing change in a product, such as a change in the supplier of a component, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product as shown in earlier clinical trials. Accordingly, Matrix has conducted a series of preclinical studies to show comparability of products made from Collagen, Koken and Matrix collagen gel, a human pharmakokinetic study to show comparability of products made with Matrix and Collagen collagen gel, and Phase III clinical trials to show comparability in clinical performance of a product made with Koken collagen gel and a product made with Collagen collagen gel. The Company also conducted a Phase III(b) clinical trial to demonstrate the comparable clinical performance of a product made with Matrix collagen gel to a product made with Collagen collagen gel. The Company believes that all studies conducted to date have supported the comparable clinical performance of products made with collagen gel from all three sources, but there can be no assurance that the FDA will agree. In addition, there can be no assurance that the FDA will not require further clinical demonstrations either of the comparability of a product made with Matrix collagen gel to product made with Collagen collagen gel or Koken collagen gel, or the safety and efficacy of a product made with Matrix collagen gel. If questions arise during the FDA review process about comparability or about the safety and efficacy of a product made with collagen, it could delay the approval process or prevent approval and will increase the costs of obtaining such approval.

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

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a clinical trial exemption ("CTX") or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well-controlled clinical trials in humans that establish that the drug is safe and efficacious, regulatory approval of a Market Authorization Application (MAA) must be obtained from the relevant regulatory authorities. The Company filed its MAA for AccuSite in the United Kingdom in August 1995. The Company subsequently filed an MAA in Germany, France, Italy and Sweden. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

         In June 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that a product license has been granted for AccuSite(TM) for the treatment of genital warts. However, there can be no assurance of mutual recognition by other participating countries of the approval obtained in the United Kingdom.

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

         In May 1996 the Company announced a delay in the development of AccuSite(TM) Injectable Gel for patients with basal cell cancer. This delay is a result of disappointing findings in preliminary data analysis of two identical Phase II "contribution of components" trials. These studies were designed to demonstrate that each major component of the AccuSite(TM) gel system provides a statistically significant contribution to the performance of the product. In September 1996, the Company further updated the status of its basal cell cancer program. As a result of conducting an interim analysis of data from another Phase III basal cell cancer study, the Company has concluded that it will be difficult to commercialize this program given the high response rates obtained by surgical procedures. If the Company fails to commercialize its basal cell cancer program, this could have a material adverse impact on the Company.

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of September 30, 1996, the Company's accumulated deficit was approximately $97.3 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products and entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

Additional Financing Requirements and Uncertain Access to Capital Markets

         The Company has expended and will continue to expend substantial funds to complete the research, development and marketing of its products. The Company will require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Limited Manufacturing Experience

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations. The Company is currently manufacturing AccuSite and IntraDose for its clinical trials at its manufacturing facilities in San Jose and Milpitas, California, as well as contract manufacturing facilities. The Company anticipates that its facilities in San Jose and Milpitas should provide sufficient production capacity to meet clinical and early commercial requirements of its AccuSite product and selected components for IntraDose products through 1997. However, there can be no assurance that the Company will be able to produce adequate quantities of its products for commercial marketing and for its clinical trials in a cost-effective manner or that the Company's current manufacturing facilities will continue to be accepted by the FDA.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The Company intends to use this facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation that will require capital expenditures of approximately $10.5 million. The Company estimates that this facility will not be available for production until 1998. There can be no assurance that the Company will be able to validate and scale up this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delay to the Company's ability to meet product demand. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances used in the Company's products, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the components of raw materials utilized in its products. Matrix is also in the process of attempting to approve second sources for as many as possible of these supplies. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, and thus the ability to complete the clinical trials or to commercialize products. In addition, cisplatin, a chemotherapeutic drug being used by the Company in its current clinical trials, is currently available only for research purposes in the United States. Prior to the expiration of the patent in the United States, the Company may not commercialize products incorporating cisplatin in the United States without a license. To the Company's knowledge, there are no such restrictions in Europe. The Company's process for manufacturing collagen gel is currently being challenged in litigation with Collagen. See "--Litigation."

Litigation

         On December 21, 1994, Collagen filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the manufacturing process for collagen, including breach of contract and fraud. The Complaint seeks unspecified damages and injunctive relief related to Matrix's manufacture of collagen, its regulatory filings and its hiring of current or former Collagen employees. On February 14, 1995, the Company filed its answer to Collagen's complaint, denying all claims of misappropriation, asserting several affirmative defenses and seeking recovery of its attorneys' fees. Matrix has also filed a cross-complaint against Collagen and Howard Palefsky, Collagen's Chief Executive Officer, seeking recovery of damages for defamation, violations of California antitrust law and other causes of action. The parties are currently conducting discovery and no trial date has been set with respect to any of the claims asserted by Collagen or by the Company.

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

         The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms, or at all. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $2,000,000 in 1996.

Uncertainty Regarding Patents and Proprietary Rights

         The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have a material adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. The Company's patents may not prevent others from developing competitive products using related technology. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

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

Rapid Technological Change and Substantial Competition

         The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources than the Company, and represent significant competition for the Company. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will offer competition to the Company's products.

         Any product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. Accordingly, important competitive factors, in addition to completion of clinical testing and the gaining of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and patent protection.

Uncertainty of Pharmaceutical Pricing; No Assurance of Adequate Reimbursement

         The future revenues and profitability of and availability of capital for biopharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects. Additionally, the cost of prescription drugs is receiving substantial attention in the United States Congress. Legislation enacted in 1990, and amended and strengthened in 1992, requires pharmaceutical manufacturers to rebate to the government a portion of their revenues from drugs furnished to Medicaid patients. In 1992, legislation was enacted that extends these requirements to cover outpatient pharmaceuticals, and also mandates a reduction in pharmaceutical prices charged to certain federally-funded facilities as well as to certain hospitals serving a disproportionate share of low-income patients. It is likely that Congressional attention will continue to focus on the cost of drugs generally, and particularly on increases in drug prices in excess of the rate of inflation, given recent government initiatives pertaining to the overall reform of the U.S. health care system, and those specifically directed at lowering total costs. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering drug costs.

         The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products and may have a material adverse effect on the Company.

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

                           MATRIX PHARMACEUTICAL, INC.



Item 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibits


Number            Exhibit Table
------            -------------

27                Financial Data Schedule


                  (b)       Reports on Form 8-K


                  The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1996.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:   November  5,  1996              By:   /s/ James R. Glynn
     ---------------------------        ------------------------------------
                                             James R. Glynn
                                             Senior Vice President, Chief
                                             Financial Officer & Secretary




                                             Signing on behalf of the registrant
                                             and as principal financial officer