Form 10-K
period 1996-12-31
MATRIX PHARMACEUTICAL INC/DE
filed 1997-03-25
CIK 882194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File number: 0-19750
                                                 -------

                           MATRIX PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                               94-2957068
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 34700 Campus Drive, Fremont California                            94555
(Address of principal executive offices)                         (Zip  Code)

       Registrant's telephone number, including area code: (510) 742-9900

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                        ---------------------
       None                                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.

The  aggregate  market  value  of  voting  stock,   $.01  par  value,   held  by
non-affiliates of the registrant as of February 28, 1997: $125,699,700.

Number of shares of Common Stock and Common Stock equivalents, $.01 par value, outstanding as of February 28, 1997: 21,257,908.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on June 25, 1997.

Item 1. Business

Overview

         Matrix is a leader in the formulation and development of novel site-specific treatments for cancer and serious skin diseases. The Company's most advanced product candidates, AccuSite(TM) (fluorouracil/epinephrine) Injectable Gel and IntraDose(TM) (cisplatin/epinephrine) Injectable Gel, utilize established chemotherapeutic agents in a proprietary viscous gel formulation and are directly injected into skin lesions (AccuSite) and solid tumors (IntraDose). AccuSite and IntraDose have demonstrated the ability to increase drug concentrations within solid tumors and to reduce the systemic toxicities associated with conventional chemotherapy.

         To date, the Company has pursued six disease indications for AccuSite and IntraDose. The Company has conducted or presently is conducting Phase III trials in genital warts, basal cell cancer, and head and neck cancer and Phase II trials in squamous cell cancer, psoriasis, and liver cancer. The Company received a product license in the United Kingdom in May 1996 to market AccuSite for the treatment of external genital warts and commenced marketing and sales activities in January 1997. The Company has filed for marketing clearance for AccuSite in other European countries and in the United States.

         Matrix has developed a core expertise in a range of scientific and analytical disciplines to improve the delivery of cancer drugs to more effectively treat solid tumors. The Company's capabilities include tumor biology and physiology, advanced imaging techniques, pharmaceutical chemistry, polymer chemistry, analytical chemistry/biochemistry and chemical engineering. The Company has effectively leveraged its technical expertise to develop platform technologies with distinct drug delivery characteristics and capabilities:
Therapeutic Implant (aqueous based protein systems) for water-soluble chemotherapeutic agents; Anhydrous Delivery Vehicles ("ADV") (nonaqueous lipid emulsion systems) for water-insoluble chemotherapeutic agents; and methods under development for the regional delivery of chemotherapeutic agents. The Company believes that its technical expertise combined with its proprietary technology base allows it to design and develop delivery systems tailored to the properties of specific chemotherapeutic drugs to improve their therapeutic utility in treating a broad range of cancer indications and tumor types.

Matrix Technology

         Therapeutic Implant. Matrix's AccuSite and IntraDose products are based on its patented Therapeutic Implant injectable gel technology, in which a chemotherapeutic drug is combined with a protein matrix and chemical modifier to create an injectable gel. This gel enables targeted delivery of drug by direct injection into solid tumors and skin lesions, placing high local concentrations of drug specifically where needed. Any accessible lesion or solid tumor which can be seen, palpated or visualized with established imaging techniques can potentially be treated. The biodegradable protein matrix sustains the local drug release, maintaining high drug concentrations at the tumor or lesion site and increasing the duration of exposure of drug to the targeted tissue. The activity of the drug is further enhanced by the addition of chemical modifiers, such as vasoconstrictors, which reduce local blood flow and act as a "chemical tourniquet" to hold the drug in place.

         The Company believes that its technology allows the utilization of established drugs or agents in development that may be available from other companies or institutions, thus reducing the risk, cost and time involved in drug discovery and preclinical development. Although the chosen drugs or compounds may or may not be "off-patent," when they are incorporated into the Company's proprietary drug delivery system, the resulting product will be proprietary to the Company. The Company, therefore, expects to be competitive in the marketplace and have a proprietary position in such products for the length of the patents on its technology and resulting products.

         The Company's Therapeutic Implant products currently in development employ fluorouracil or cisplatin, two of the most widely used chemotherapeutic agents to treat solid tumors. These chemotherapeutic drugs exert a cytotoxic effect on dividing cells at various stages during their growth and multiplication. Cancer and hyperproliferative skin diseases are characterized by rapid and unregulated cell division. The abnormal cells tend to be more susceptible than normal cells to the effects of such drugs. Unfortunately, there are normal cells (e.g., in the bone marrow and gastrointestinal mucosa) that rapidly divide and are also sensitive to the cytotoxic drugs. This toxicity to normal tissue limits the maximum dosing permitted with systemically administered chemotherapeutic drugs and often results in the tolerated dose being substantially lower than the dose necessary to kill all diseased tissue. Suboptimal dosing contributes to the emergence of drug resistance among remaining cancer cells, complicating further drug therapy.

         The Company believes that the principal advantages of the Therapeutic Implant technology include:

         o        Sustained high, local drug  concentrations at the target site.
                  By maintaining high, local drug concentrations in the target tissue, the Therapeutic Implant increases the exposure of diseased tissue to the drug. The effect can be further enhanced by the addition of a chemical modifier to aid in holding the drug in place.

         o Lowered systemic toxicity. Because the Therapeutic Implant concentrates the drug at the disease site and limits the drug exposure to normal tissues, overall systemic toxicity is sharply reduced compared to systemic chemotherapy.

         o Site specific application. The Therapeutic Implant is injected directly into the tumor or skin lesion. Any accessible lesion or solid tumor which can be seen or visualized with established imaging techniques can potentially be treated.

         o Applicability to a broad range of therapeutic compounds. Many conventional drugs and novel biopharmaceuticals can be incorporated into the Therapeutic Implant technology. This allows the Company to utilize new or approved drugs and other biological agents available from other companies or institutions, thus reducing the risk, cost and time involved in drug discovery.

         o Minimally invasive cost-effective procedures. The Therapeutic Implant should permit administration in an outpatient setting in most applications.

         Anhydrous Delivery Vehicle (ADV). Approximately half of the anti-cancer drugs in use today, including paclitaxel, etoposide, and teniposide, are poorly soluble in water, posing difficulties for administration by conventional systemic routes such as intravenous injection or infusion. The solubilizing agents employed in several of these drug products to prepare suitable IV solutions have led to significant toxicity. The development of potential new anti-cancer agents such as camptothecin has also been limited by poor aqueous solubility. The Company's therapeutic approach to cancer treatment by local delivery of chemotherapeutic agents may obviate many of these difficulties. In addition, the Company has developed a series of ADVs that in preclinical experiments significantly enhance the local efficacy of these drugs compared to the efficacy obtained when these drugs are delivered systemically using more conventional aqueous delivery systems. The Company believes that ADV carriers may be applicable to a large variety of water-insoluble drugs, with the potential to significantly improve the clinical utility of these agents. The Company also believes that this technology may also lend itself well to water-soluble drugs that have limited stability when dissolved in aqueous media.

         Water insoluble cytotoxic drugs such paclitaxel, camptothecin, and etoposide disrupt the ability of cancer cells to multiply using novel mechanisms. Paclitaxel binds tubulin, the protein critical for cell division. Camptothecin interferes with the topoisomerase I enzyme, which is necessary for DNA transcription and translation. Preclinical studies conducted by the Company have demonstrated substantially improved effectiveness in antitumor activity with local delivery of camptothecin, paclitaxel, etoposide, and other cytotoxic drugs when delivered in various ADV formulations. The therapeutic utility of other chemotherapeutic drugs, including other tubulin-binding drugs, thymidine synthetase inhibitors, topoisomerase inhibitors and platinum-based drugs, potentially also could be enhanced by this delivery technology. A patent for ADV technology was granted in 1996 in the United States, and similar patent claims have been filed in Europe and Japan. The Company has also filed a patent application in the United States for a related ADV technology.

Products in Clinical Development

         Matrix is pursuing several broad programs for the development of novel treatments for cancer and serious skin diseases. The following table summarizes the Company's products in development, the primary indications for each product and the current clinical development status. The Company has additional products in preclinical development and is conducting fundamental research and studies in several areas.

       Product Area/                                                        Development              Commercial
        Indication                      Delivery Platform                    Status(1)                 Rights
       -------------                    -----------------                   -----------              ----------
 AccuSite
    Genital Warts                     Therapeutic Implant              Marketed in the United         Matrix (4)
                                                                       Kingdom, MAA filed
                                                                       elsewhere in Europe (2)

                                                                       NDA filed in the U.S. (3)

    Basal Cell Cancer                 Therapeutic Implant              Phase III                      Matrix

    Squamous Cell  Carcinoma          Therapeutic Implant              Phase II                       Matrix

 IntraDose
    Head & Neck Cancer/               Therapeutic Implant              Phase III                      Matrix
    Accessible Solid Tumors

    Liver Cancer                      Therapeutic Implant              Phase I/II                     Matrix

 MPI 5020 Radiopotentiator
    Recurrent breast cancer           Therapeutic Implant              Investigational New Drug       Matrix
    (chest wall metastases)                                            Application (IND) filed

 Preclinical
    Topoisomerase Inhibitors          ADV, Therapeutic Implant         Preclinical                    Matrix

    Tubulin-Binding                   ADV, Therapeutic Implant         Preclinical                    Matrix

(1) The Company's products are generally developed in the following stages: pre-clinical studies (preparing to file an Investigational New Drug ("IND") Application or Clinical Trial Exemptions (CTX-foreign)), clinical trials (which may include Phases I, II, III and IV and variants or combinations of the foregoing) and regulatory submission (New Drug Application ("NDA") or Market Authorization Application ("MAA")). See "-- Government Regulation."

(2) The Company filed its original MAA in the United Kingdom under the mutual recognition process in August 1995, and subsequently filed MAAs in Germany, Sweden and France in November 1995 and Italy in December 1995. An application for approval under the mutual recognition process by other members of the European Union was completed in December 1996. The Company received a product license from the United Kingdom in May 1996 and commenced marketing and sales activities in the United Kingdom in January 1997.

(3) The Company submitted an NDA in the United States in September 1995 that was accepted for filing by the U.S. Food and Drug Administration ("FDA") in November 1995. In December 1996, the Company received an action letter from the FDA. See "-- Genital Warts."

(4) The Company has licensed marketing rights for AccuSite in Italy to Dompe Farmaceutici. See "-- Sales and Marketing."

AccuSite Injectable Gel

         Matrix has evaluated AccuSite in clinical trials in four major skin disease indications: genital warts, basal cell cancer, squamous cell cancer, and psoriasis. These skin diseases are characterized by superficially occurring hyperproliferative lesions which are sensitive to fluorouracil, the active agent in AccuSite.

Genital Warts

         AccuSite was introduced in the United Kingdom in January 1997 following approval from the United Kingdom's Medicines Control Agency in May 1996. In December 1996, the Company completed filings under the European Union's mutual recognition process for marketing clearance by other member states of the European Union. In addition, the Company filed MAA applications in Germany, France, Italy and Sweden in 1995 for direct approval by regulatory agencies in those nations.

         In December, 1996, the Company announced that it received an action letter from the FDA identifying issues that will need to be resolved before the Company's NDA for AccuSite Injectable Gel can be approved for the treatment of genital warts. The NDA was accepted for filing by the FDA in November 1995.

         The FDA letter cited the information submitted by Matrix to be inadequate and said that the AccuSite application was consequently unapprovable as submitted. The FDA's response raised issues relating to clinical matters (the importance of the persistence of one tissue condition as it relates to product equivalence, length of patient follow-up, and a potential risk of inadvertent administration that could lead to serious side effects -- though no such inadvertent administration was observed in clinical studies), chemistry matters (e.g., expiration dating and sampling plans) and microbiology issues (e.g., filter and equipment sterilization validations). The Company met with representatives of the FDA in February 1997 in order to clarify issues raised in the FDA letter. Following this meeting, in March 1997 the Company filed with the FDA an amendment to its NDA containing additional clinical data and other information in support of the Company's submission.

         Genital warts are one of the most common sexually transmitted diseases. They are caused by infection by the human papillomavirus ("HPV") and have no known cure. The Company estimates that there are approximately 6.7 million individuals who have genital warts in the United States. Of these, it is estimated that approximately 2 million patients are actively seeking treatment. SRI International estimates that there are approximately 1 million new cases of genital warts in Western Europe each year.

         Current treatments for genital warts include the application of topical medications such as podophyllin, podofilox, bi-and tri-chloroacetic acids and liquid nitrogen. Surgery, electrodesiccation, interferon therapy and laser ablation are also used. The aim of these treatments is to destroy and/or remove the wart tissue. Despite this variety of treatment options, many lesions are not completely eradicated, recurrence rates are high and many of these treatments are associated with persistent pain. The Company estimates that greater than 40% of patients who are treated for genital warts have recurrent lesions. Based upon interviews with patients and clinicians, the Company believes that a relatively low percentage of afflicted patients in the United States and Western Europe seek treatment due to the limited effectiveness of currently available therapies and the time and expense associated with suboptimal results.

         The Company has completed pivotal trials of its AccuSite product for the treatment of genital warts. The Company's Phase III trial consisted of 359 evaluable patients who were prospectively divided into three subgroups determined by the extent of disease area. The mean duration of disease prior to treatment for the patients entered in this trial was 24 months, and most patients had been previously treated with other therapies. In this trial, the Company's AccuSite product achieved a complete response rate (defined as 100% clearing of the treated lesion) in 77% of treated lesions, and an overall response rate (combined complete and partial response) in 89% of treated lesions. Sixty-one percent of patients treated with AccuSite achieved a 100% clearing of all genital warts compared to 5% of patients receiving placebo.

         The Company believes that patients with total wart areas equal to or less than 55mm2 are representative of average patients seeking treatment for genital warts. Such patients comprised 52% of the patients treated in the Company's Phase III trial. In these patients, AccuSite had an 88% rate of per lesion complete response and a 93% overall per lesion response rate (complete and partial responses). In addition, response duration in this patient sub-group at the 90 day follow up point showed that 71% of the complete response group remained free of recurrence. This study demonstrated that per lesion and per patient response rates were statistically significant and consistent with data from the Company's earlier pivotal study, providing a basis to seek regulatory approval for AccuSite for the treatment of genital warts.

Basal Cell Cancer

         Basal cell cancer is the most common form of skin cancer, and is typically caused by overexposure to ultraviolet rays in sunlight. Unlike other forms of cancers, basal cell cancers rarely form distant metastases. However, in advanced cases, the tumor may invade underlying vital structures, requiring surgery to remove large amounts of facial or other tissues. In the United States, Western Europe and Australia, over 1.5 million people seek treatment for basal cell cancer annually.

         Currently available treatments include a number of local therapies: conventional surgical removal (the most commonly used treatment), Moh's micrographic surgery, curettage, electrodesiccation, freezing with liquid nitrogen, laser ablation, radiation, and topical medication. Despite these treatments, documented post-treatment recurrence rates range from 2-26%. In addition, surgical procedures may result in trauma, discomfort, cosmetic defects, scarring, and depression deformities.

         The Company has evaluated AccuSite as a non-surgical, potentially non-scarring, alternative to existing therapies. The Company's goal in conducting clinical trials in this indication has been to demonstrate efficacy rates comparable to or better than those published for surgical removal, but with the added benefit of improved cosmetic results without incurring the risks and trauma associated with surgery. Matrix's regulatory strategy has been to conduct clinical trials that support approval of basal cell cancer as a second indication for AccuSite in the United States and Western Europe, assuming that the Company first receives marketing approval for the genital warts indication.

         In September 1994, the Company presented data from a Phase II dose optimization and scheduling study in basal cell cancer. The clinical endpoint of the study was the presence or absence of cancer cells in the treated area as determined by histological examination of excised tissue three months after AccuSite treatment. In this study, 91% of 116 evaluable patients achieved a complete response (histological confirmation of no remaining disease). Results from this Phase II study demonstrated a 100% complete response rate in the most effective treatment schedule (three treatments per week for a two week period). In addition, good to excellent cosmetic results were reported by the patients and physicians, with no clinically significant drug-related systemic side effects.

         In April 1995, the Company initiated a Phase III basal cell cancer clinical trial program on three continents. The trial enrolled more than 500 patients with clinical sites in certain European countries, Australia, New Zealand and the United States, utilizing the treatment regimen that exhibited a 100% complete response in the Company's Phase II trial.

         In order to satisfy FDA requirements for approval, the Company has also conducted two multicenter double blind studies in patients with basal cell cancer to statistically confirm the relative contribution to efficacy made by each of the three components of the AccuSite formulation. Similar "contribution of component" trials have been successfully completed for genital warts. In May 1996, the Company concluded that an analysis of the histology data from the basal cell contribution of component studies showed that these trials were insufficient to meet this regulatory requirement.

         Additionally, in September 1996, an interim analysis was conducted of the clinical response rate data from the Phase III basal cell cancer trial. That analysis indicated that treatment with AccuSite achieved complete response rates of more than 80% but less than the 90% response rates perceived to be associated with surgery. Though the Company intends to evaluate one-year follow-up data from the Phase III basal cell program when these data become available in 1997, at the present time the Company believes the available data from these three trials would make it difficult to commercialize AccuSite for the additional indication of basal cell cancer in the United States.

Squamous Cell Carcinoma of the Skin

         Squamous cell carcinoma is the second most prevalent skin cancer. This type of skin cancer is characterized by a more rapid growth rate and a higher rate of metastasis than basal cell cancer. There are approximately 280,000 new cases of squamous cell carcinoma diagnosed in the United States, Western Europe and Australia each year.

         Squamous cell carcinoma is treated in much the same manner as basal cell cancer, with surgical excision the predominant approach. Curettage and electrodesiccation are also utilized, but only for very small squamous cell carcinomas. Due to the aggressive nature of this cancer, surgical excision can often be disfiguring or entail expensive cosmetic procedures to repair or minimize the scarring that frequently results from treatment.

         The Company conducted an open-label, multicenter Phase II clinical study to evaluate AccuSite for the treatment of squamous cell carcinoma of the skin. The clinical endpoint of the trial was histological confirmation of complete tumor resolution. Study results presented in 1996 indicated that 96% (22 of 23) of evaluable squamous cell lesions completely resolved following six weekly treatments with AccuSite. Cosmetic appearance of the treated sites was typically judged as "good to excellent" by both the physician and patient. No clinically significant treatment-related adverse medical events were reported. The Company expects to publish this study but not to pursue registration of AccuSite as a treatment for squamous cell carcinoma.

IntraDose Injectable Gel

         Matrix is developing IntraDose Injectable Gel for a wide variety of solid tumors. Ninety percent of cancer patients suffer from solid tumors (i.e., carcinomas and sarcomas). Approximately 70% of these patients have local disease with no evidence of distant disease spread at time of diagnosis. Conventional therapies for cancer include surgery, radiation and systemic drug therapy. Despite continued advances in these treatments, they are limited by negative side effects, such as loss of normal body functions, weakness, loss of appetite and nausea, which are the result of the killing, altering or removing of normal cell tissue, Therefore, quality of life factors such as pain management, control of tumor related symptoms and the potential to retard disease progression and possibly prolong survival become important.

         The Company's IntraDose product represents a new approach to the treatment of solid tumors. IntraDose is designed for direct injection into solid tumors, including primary, metastatic and recurrent tumors. Imaging techniques such as endoscopy, ultrasound and computerized tomography ("CT") have substantially increased the number of solid tumors potentially treatable by the Company's products. The Company believes IntraDose may be efficacious when used as a single agent as well as when used in combination with conventional treatment modalities. In addition, Matrix's IntraDose product can generally be administered in an outpatient setting, offering the potential for cost-effective treatment without hospitalization for surgery.

Head and Neck Cancer/Other Accessible Solid Tumors

         The Company is currently conducting Phase III clinical trials for head and neck cancer as well as accessible solid tumors including recurrent chest wall metastases (from breast cancer, ovarian cancer and lung cancer), esophageal cancer, melanoma and various squamous cell carcinomas. These tumors may be either primary or metastatic. The Company believes that these cancers are well suited to a direct injection with the Company's IntraDose product as they are either visible, palpable or easily accessible with an endoscope. The Company plans to combine data from its Phase III trials in this indication to support approval of the broadest possible label for IntraDose in the United States and in Western Europe.

         Head and Neck Cancer Market. There are approximately 115,000 new cases of head and neck cancer diagnosed in the United States and Western Europe each year. Cancers of the head and neck are predominately squamous cell carcinomas. Of these, approximately 70% are diagnosed as later stage disease which has spread throughout the patient's body, and 30% are diagnosed as early stage disease that is localized. Cancers of the head and neck are often difficult to treat effectively with conventional surgery and radiotherapy techniques. Tumor location can make resection difficult or even impossible, due to proximity to vital body structures and/or cosmetic or functional considerations, while radiotherapy often damages surrounding healthy tissues. Systemic chemotherapy has been ineffective in the management of head and neck cancers due to the difficulty of achieving adequate and lasting tumor responses without incurring unacceptable side effects. This has led to a continuing investigation of new chemotherapeutics and combinations of chemotherapy and radiation. The most important limitation of the available therapies for head and neck cancer is the high recurrence rate, generally 50% or higher.

         A standard course of chemotherapy for patients with head and neck cancer typically requires up to five days of hospitalization with continuous intravenous infusion of chemotherapy. The majority of patients who receive chemotherapy will also require ancillary supportive treatments, such as hydration, antiemetics or growth factor support to control the toxic side effects of the chemotherapy. Clinical results suggest that the use of IntraDose may not require some or all of these supportive treatments. IntraDose can be administered in an outpatient setting in less than one hour.

         Accessible Solid Tumor Market. Accessible solid tumors are diagnosed in approximately 150,000 new patients annually in the United States and in Western Europe. The major types of accessible solid tumors being evaluated in the Company's Phase III trials include chestwall metastases from breast cancer, esophageal tumors and melanoma. Metastatic tumors found in the chest wall and other locations are usually treated with systemic chemotherapy and radiotherapy. However, this approach often leads to the development of drug resistance or cumulative radiation toxicity. Currently there are few treatment options for recurrent tumors.

         Clinical Studies. In October 1996, at the American Academy of Otolaryngology-Head and Neck Surgery meeting, clinical investigators presented an update from the Company's completed open-label Phase I/II clinical trial for the treatment of head and neck cancer/other accessible solid tumors with IntraDose. The investigators reported on 45 patients with a total of 82 treated tumors, of which 70 were evaluable. Forty-one of the 45 patients had received radiotherapy or cancer drug therapy prior to being treated with IntraDose, factors which reduce the likelihood of a significant response to the future use of chemotherapy. In this trial, 47% of all evaluable treated tumors exhibited a complete response (100% reduction in tumor volume) and 59% of evaluable tumors exhibited a complete response or partial response (greater than 50% reduction in tumor volume).

          IntraDose achieved these response rates in these patients with advanced disease without causing a clinically unacceptable level of systemic toxicity. Dose-limiting toxicity was not observed in this trial, and the overall side effects were deemed to be moderate in severity when compared to standard chemotherapy regimens. In addition, these patients did not experience any of the principal side effects associated with the systemic use of cisplatin including nephrotoxicity, neurologic changes and ototoxicity.

         In June 1995, the Company announced initiation of two Phase III trials for patients with head and neck cancer and two trials for patients with other accessible solid tumors. The head and neck Phase III trial is a double-blind, placebo controlled trial and will enroll approximately 180 patients, 90 patients in the United States and 90 patients in certain European countries. The accessible tumor Phase III trials are open label studies that will enroll approximately 130 patients, 65 patients in the United States and 65 patients in Western Europe. Assuming successful results from these Phase III trials, the Company anticipates using the data from these trials to support regulatory submissions in the United States and Western Europe.

         The Company believes IntraDose may also become an effective alternative for patients with unresectable esophageal cancer. The American Cancer Society estimates that 12,100 new cases of esophageal cancer were diagnosed in the United States in 1995, of which 90% are expected to be fatal. Patients often suffer debilitating symptoms from the growth of the tumor, including difficulties in swallowing solid food, weight loss, pain and eventually death. Currently, local palliation is aimed at allowing patients to swallow and requires surgical intervention, radiation therapy, laser therapy or stent placement. Of the four patients with esophageal cancer treated in the Company's Phase I/II accessible tumor trial, dysphagia (inability to swallow) resolved in all patients. All four patients retained their ability to swallow during the follow-up period of the study. In addition, two patients had in excess of 50% reduction in tumor volume and two patients showed stable disease.

Liver Cancer

         Two types of tumors are found in the liver -- primary hepatocellular cancer (a cancer arising from liver cells) and tumors originating in other tissues that have metastasized to the liver. Primary liver cancer is a significant health problem in the parts of the world where hepatitis is prevalent (e.g., Japan, Korea and Southeast Asia), with more than 100,000 new cases in 1995. In the United States and Western Europe, there were approximately 40,000 newly diagnosed patients with primary liver cancer in 1996 and 142,000 newly diagnosed patients with hepatic metastases from colorectal cancers.

         When possible, surgery is the first line treatment for both types of liver tumors. However, fewer than 10% of patients with liver tumors are operable due to tumor location, size and extent of disease. For unresectable liver cancer, treatments have included the use of systemic chemotherapy, radiotherapy, liver transplantation, cryotherapy, hepatic arterial infusion of chemotherapy and chemoembolization, all of which have had only limited beneficial results. Due to the limited effectiveness of current therapies, the Company believes that fewer than 50% of all patients with liver cancer are treated.

         Matrix believes that IntraDose may become a first line treatment for many patients with unresectable liver tumors for either primary or metastatic liver tumors. Clinical investigators treated patients with both forms of unresectable liver cancer in a Phase I/II clinical trial program. The investigators treated 28 patients who had 25 tumors evaluable for tumor necrosis (tumor destruction, estimated by CT scan). Ten of the 25 evaluable tumors exhibited at least 90% necrosis in response to IntraDose treatment. Liver tumors as small as 1.6 cm and as large as 3,164 cm were treated. Patients were treated in an outpatient setting, with the treatment assisted by either CT or ultrasound.

         Patients  treated in this study  experienced  none of the typical  side effects associated with intravenous cisplatin, such as nephrotoxicity, neurologic changes or ototoxicity. In addition, in a pharmacokinetics study conducted in patients treated at the M.D. Anderson Cancer Center, less than 5% of the drug levels anticipated from a standard intravenous dose of cisplatin was found in patient plasma after treatment with IntraDose. The majority of the IntraDose product was confined to the treated tumor. The type and severity of side effects were similar to those experienced by patients treated for liver cancer.

         In 1997, the Company plans to initiate two Phase II trials for patients with liver cancer. A multicenter Phase II trial for patients with primary liver cancer will be conducted in the United States, Europe and Hong Kong. A multicenter Phase II trial for patients with cancers metastatic to the liver from colorectal cancer will be conducted in the United States and Europe. These trials are designed to evaluate tumor necrosis, tumor response (as measured by CT), time to tumor progression, pattern of disease progression, and survival.

MPI 5020 Radiopotentiator

         The Company has expanded efforts in exploring drug product candidates for the enhancement of radiation therapy. Radiation therapy remains a critical tool in the management of many types of solid tumors. However, radiation resistance, hypoxic tumor cells, and normal tissue sensitivity to radiation has limited the benefit of this therapy. Using its platform technologies, the Company has demonstrated in preclinical experiments that effective local delivery of radiopotentiating agents significantly improves the effects of radiation in solid tumors. The Company's lead candidate in this area, MPI 5020, is a fluorouracil (5-FU)-based product that uses the Company's Therapeutic Implant technology. In January 1997 the Company filed an IND for a

Phase I/II trial in chest wall metastatic disease from recurrent breast cancer. This dose-escalating study is intended to evaluate the safety of MPI 5020 when injected within one hour prior to standard radiotherapy and to compare the effect on tumor growth of tumors treated with MPI 5020 and radiotherapy to tumors treated with radiotherapy alone.

Preclinical Programs

         In  addition  to  its  clinical  programs,   the  Company  is  pursuing
preclinical programs focused on the modification and optimization of the Company's core drug delivery technologies for use with specific drugs in target cancer indications. The Company anticipates that its more recently-developed drug delivery technologies, such as its ADV technology, may be used to effectively deliver a family of both water-soluble and water-insoluble anticancer drugs for local administration. The Company believes that these delivery technologies, combined with the Company's technical expertise, provide the opportunity to tailor a specific drug delivery technology to the requirements of various anticancer agents, thereby improving their therapeutic ratio (i.e., increasing the drug's local effectiveness and/or significantly reducing dose-limiting side effects which result from their systemic administration). The Company has recently focused preclinical research efforts on topoisomerase inhibitors and tubulin-binding agents. These two classes of chemical compounds have demonstrated potent anti-cancer activity in vitro and in vivo, but many of the compounds comprising these chemical classes have needed to be formulated with soluble agents that cause serious dose-limiting side effects in order to be administered intravenously.

         Topoisomerase Inhibitors. Topoisomerase inhibitors are agents that interfere with DNA binding enzymes that are involved in the copying and repair of a cell's DNA. The Company has developed a formulation of camptothecin, a well-known topoisomerase inhibitor, which uses the Company's ADV technology. Preclinical experiments suggest that camptothecin locally delivered in Matrix's ADV technology may be more effective and less toxic than systemic administration of camptothecin. In addition, in 1996, Matrix in-licensed a group of topoisomerase inhibitors known as azatoxins from the National Cancer Institute that will be the subject of a new research and preclinical development program. Potential indications for the Company's topoisomerase inhibitors include bladder, colorectal, and prostate cancer.

         Tubulin binding agents. Tubulin is a protein critical for cell division. The Company has designed an ADV formulation of paclitaxel, a known anti-cancer agent that binds tubulin. Potential indications for the Company's formulation of paclitaxel include breast and ovarian cancer.

Manufacturing and Supply

         Matrix maintains worldwide manufacturing rights to all of its products. The Company is currently manufacturing AccuSite for commercial sales and IntraDose for its clinical trials at its manufacturing facilities in San Jose and Milpitas, California, as well as at a contract manufacturing facility. The Company's facilities in San Jose and Milpitas are currently leased by Matrix and are utilized for the aseptic processing of collagen gel, sterile filling operations and non-sterile processing of collagen gel, as well as for all materials receiving activities, labeling, packaging and shipping operations. The lease on the San Jose facility extends through November 1997, with options to renew through November 1999. The Company currently is negotiating an extension of the lease on the Milpitas facility, which expires in August 1997.

         The Company's San Jose and Milpitas facilities were the subject of a Pre-Approval Inspection (PAI) by the FDA in 1996 in connection with the Company's New Drug Application for AccuSite. This inspection found that the facilities conform to FDA cGMP (Current Good Manufacturing Practices) standards. The facility was similarly inspected and accepted by British regulatory personnel as a condition of AccuSite's approval in the United Kingdom.

         The Company anticipates that its San Jose and Milpitas facilities should provide sufficient production capacity to meet clinical and early commercial requirements of its AccuSite product and selected components for IntraDose products through 1998. In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The facility totals approximately 67,000 square feet and includes production, research and development and administrative operations, as well as an adjacent parcel of land. The Company intends to use the facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation that will require capital expenditures of approximately $10.5 million. The Company estimates that this facility will not be available for production until late 1998.

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. Because both of the Company's initial product candidates, AccuSite and IntraDose, utilize the Company's proprietary protein carrier, the Company uses a common manufacturing facility for these products. As a result, the Company believes it may be able to realize product cost economies of scale over the next few years when and if both products receive marketing approvals.

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

         The Company's process of manufacturing collagen gel is currently being challenged in litigation with Collagen Corporation. See "Risk Factors -- Litigation."

Sales and Marketing

         The Company currently has worldwide marketing rights for all its products, except for AccuSite in Italy. In the United States, the Company intends to utilize a direct sales organization to market AccuSite primarily to dermatologists and urologists and to market IntraDose to oncologists, if and when regulatory approvals for these products are obtained. The Company believes that the dermatology, urology, and oncology markets in the United States are highly concentrated and, therefore, that a direct sales force will enable it to effectively penetrate these primary target markets. The Company also intends to evaluate potential product acquisition and in-licensing opportunities in oncology which would leverage its direct sales efforts. In addition, the Company may pursue co-marketing or co-promotional activities to address other medical specialties (e.g., Ob/Gyn for AccuSite) beyond its initial target markets.

         In the United Kingdom, the Company is marketing AccuSite through a direct sales organization supplied on a contract basis. The Company may utilize this approach to field its own sales force in the United States and in certain other European countries. In general, for geographic markets outside the United States the Company intends to establish relationships with marketing partners for the sale of its products. As part of this strategy, the Company may enter into marketing and collaborative arrangements which include granting marketing rights with respect to selected products and markets. In March 1997, the Company announced the first such relationship, a distribution agreement with Dompe Farmaceutici, a unit of the Dompe Group, for the sale of AccuSite in Italy.

         Since 1995, the Company has employed experienced marketing executives to plan and manage the sales of its products. These personnel include a Vice President of Sales and Marketing who has extensive experience in starting and managing sales and marketing organizations in the pharmaceutical industry; a Director of Marketing who has significant market research, product management and marketing communications experience, and who has been responsible for several successful pharmaceutical product introductions; a Senior Sales Director with extensive industry experience in managing large sales forces as well as forming and managing smaller start-up company sales forces; and a Commercial Director for Europe who has experience with a multinational, Europe-based pharmaceutical company. See "Risk Factors -- Limited Sales and Marketing Experience."

Patents and Proprietary Rights

         The Company's policy is to aggressively seek patent protection and to enforce all of its intellectual property rights. The Company has five patents issued in the United States and has six pending applications. In Western Europe, the Company has three issued patents and four pending applications. The Company has three pending applications in Japan. Three of the five issued United States patents relate to the Company's base technologies. The first of these three patents claims compositions consisting of collagen or fibrinogen as protein matrices, cytotoxic and antiproliferative drugs, and (optionally) a vasoconstrictive agent. This patent (discussed earlier in this section) expires in the United States in 2003 and also covers the method of use of these compositions in treating cancerous or hyperproliferative lesions by local application. The second patent, which expires in the United States in 2007, includes pharmaceutical compositions consisting of a range of cytotoxic agents (including radionuclides, etc.) in combination with vasoconstrictive agents and (optionally) a variety of other tissue modifiers, formulated in aqueous pharmacologically acceptable vehicles. The method of use of these compositions in treating cancerous lesions by local application is also covered. The third patent covers certain formulations of the Company's Anhydrous Delivery Vehicle
(ADV) technology for delivering water-insoluble anti-cancer drugs, and specifically covers water-immiscible fatty acid ester matrices containing cytostatic agents and their use for treating cancer via intralesional administration.

Competition

         The development of therapeutic agents for human disease is intensely competitive. Many different approaches are being developed or have already been adopted for routine use for the management of diseases targeted by the Company. Certain skin diseases and cancers are the targets for therapeutic product development at numerous entities, many of which have greater human and financial resources than the Company dedicated to product development and human clinical testing. In addition, conventional drug therapy, surgery and other more established treatments and modalities will offer competition to the Company's products.

         The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantial marketing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive, or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the therapeutic effect than products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company.

Government Regulation

         The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's products.

         The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication (iv) submission to the FDA of an NDA, and
(v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. When a product contains more than one active drug component, as do some of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy.

         Matrix has used three different sources of collagen gel in the products on which it has conducted clinical trials; Koken Co. Ltd. ("Koken"), Collagen Corporation ("Collagen") and its own production. The Company intends to use collagen gel of its own manufacture in products it markets commercially if FDA approval is received. Accordingly, the Company has not referenced Collagen Corporation's Pre-Market Approval files in its NDA. See "Risk Factors -- Litigation".

         When there has been a manufacturing change in a product during product development, such as a change in the supplier of a component or in the process by which the component is manufactured or in the site at which it is manufactured, as is the case with the collagen gel used in the Company's AccuSite product, the FDA may request (and has requested in Matrix's case) that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product as shown in earlier clinical trials. Accordingly, Matrix has conducted a series of preclinical studies to show comparability of products made from Collagen, Koken and Matrix collagen gel, a bioequivalency study to show comparability of products made with Matrix and Collagen collagen gel and Phase III clinical trials to show comparability in clinical performance of a product made with Koken collagen gel and a product made with Collagen collagen gel. The Company also conducted a Phase III(b) clinical trial to demonstrate the comparable clinical performance of a product made with Matrix collagen gel to a product made with Collagen collagen gel.

         Clinical trials are typically conducted in three sequential phases which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

         FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming, and subject to unanticipated delays. Any failure to obtain or delay in obtaining such approvals would adversely affect the ability of the Company to market its proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed. See "-- Genital Warts".

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a CTX or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well controlled clinical trials in humans that establish the drug is safe and efficacious, regulatory approval of an MAA must be obtained from the relevant regulatory authorities.

         MAA approvals for European countries may be obtained by three different routes: (i) national submissions, in which MAA approval is sought from each local health authority, (ii) the mutual recognition process, in which an approval is received from one member state and then submitted to the remaining member states for mutual recognition of the approval, or (iii) a centralized licensing procedure in which the European Medicines Evaluation Agency issues approval for member states of the European Union. The Company chose the mutual recognition process for its first MAA filing and the United Kingdom as its reference member state. The Company subsequently filed MAAs in Germany, France, Italy and Sweden. In May 1996, the Company was granted a product license by the British Medicines Control Agency to market AccuSite for the treatment of genital warts in the United Kingdom. In December 1996, the Company filed for mutual recognition by members of the European Union to which it did not make a national submission. As of March

1997, the Company has responded or is in the process of responding to questions submitted by regulatory agencies in Germany, France, and Sweden in connection with the Company's MAAs in those countries. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

         The proposed products and technologies of the Company may also be subject to certain other federal, state, and local government laws and regulations, including, but not limited to, various environmental laws, the Occupational Safety and Health Act, and state, local, and foreign counterparts to such laws. Compliance with such laws and regulations does not have, nor is such compliance presently expected to have, a material adverse effect on the business of the Company.

Research and Development

         The  Company's   sponsored  research  and  development   expenses  were
approximately $17,072,000, $20,256,000, and $24,320,000 in 1994, 1995, and 1996,
respectively.

Employees

         As of December 31, 1996, the Company had a total of 157 full-time employees, including 36 in research and development, 35 in medical and regulatory affairs, biostatistics, and technical services and 54 in manufacturing. The Company also has a wholly-owned subsidiary located in the United Kingdom, Matrix Pharmaceutical, Ltd., which is managing the Company's European clinical trials. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

         This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K.

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

         In order to obtain FDA approval of a product, the Company must demonstrate to the satisfaction of the FDA that such product is safe and effective for its intended uses and that the Company is capable of manufacturing the product with procedures that conform to the FDA's current good manufacturing practice ("cGMP") regulations, which must be followed at all times. The Company has had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an NDA requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do all of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's AccuSite product, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for a product must be inspected and accepted by the FDA as being in compliance with cGMP regulations prior to approval of the product. There can be no assurance that the Company's current manufacturing facilities in San Jose and Milpitas will continue to be accepted by the FDA, or that its San Diego facility will be accepted in the future, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

         Matrix has used three different sources of collagen gel in the products on which it has conducted clinical trials: Koken Co., Ltd. ("Koken"), Collagen Corporation ("Collagen") and its own production. The Company intends to use collagen gel of its own manufacture in products it markets commercially if FDA approval is received. Accordingly, the Company has not referenced Collagen's Pre-Market Approval files in its NDA. (See "-Litigation" )

         However, as noted above, when there has been a manufacturing change in a product, such as a change in the supplier of a component, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product as shown in earlier clinical trials. Accordingly, Matrix has conducted a series of preclinical studies to show comparability of products made from Collagen, Koken and Matrix collagen gel, a human pharmacokinetic study to show comparability of products made with Matrix and Collagen collagen gel, and Phase III clinical trials to show comparability in clinical performance of a product made with Koken collagen gel and a product made with Collagen collagen gel. The Company also conducted a Phase III(b) clinical trial to demonstrate the comparable clinical performance of a product made with Matrix collagen gel to a product made with Collagen collagen gel. The Company believes that all studies conducted to date have supported the comparable clinical performance of products made with collagen gel from all three sources, but there can be no assurance that the FDA will agree. In addition, there can be no assurance that the FDA will not require further clinical demonstrations either of the comparability of a product made with Matrix collagen gel to product made with Collagen collagen gel or Koken collagen gel, or the safety and efficacy of a product made with Matrix collagen gel. If questions arise during the FDA review process about comparability or about the safety and efficacy of a product made with collagen, it could delay the approval process or prevent approval and will increase the costs of obtaining such approval. See "Business -- Government Regulation."

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

         Both  before  and  after   approval  is   obtained,   a  product,   its
manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process or thereafter (including after approval), may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the NDA holder. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product, manufacturer, or the NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development. See "--Uncertainty of Pharmaceutical Pricing; No Assurance of Adequate Reimbursement." See "Business -- Government Regulation."

         The Company's NDA for AccuSite was accepted for filing by the FDA in November 1995. In December 1996, the Company announced that it received an action letter from the FDA identifying issues that will need to be resolved before the Company's NDA for AccuSite can be approved for the treatment of genital warts.

         The FDA letter cited the information submitted by Matrix to be inadequate and said that the AccuSite application is consequently not approvable as submitted. The FDA's response raised issues relating to clinical matters (the importance of the persistence of one side effect as it relates to product equivalence, length of patient follow-up, and a potential risk of serious side effects -- though no such side effects were observed in clinical studies), chemistry matters (e.g., expiration dating and sampling plans) and microbiology issues (e.g., filter and equipment sterilization validations). In February 1997, the Company met with FDA officials to understand better the clinical issues raised in the agency's December 1996 action letter. In March 1997, Matrix filed an amendment to its NDA that the Company believes addresses the questions raised in the action letter and during the subsequent meeting. However, there can be no assurance that the FDA may not ask for additional information on these issues, or raise new issues, which could delay or preclude marketing approval. If the Company fails to commercialize its program for genital warts in the United States, this could have a material adverse impact on the Company.

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

         The Company filed its MAA for AccuSite in the United Kingdom in August 1995 and subsequently filed an MAA in Germany, France, Italy and Sweden. In May 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that a product license has been granted for AccuSite for the treatment of genital warts. In December 1996, the Company submitted an application for mutual recognition of the United Kingdom approval by members of the European Union to which it did not make a national submission. However, there can be no assurance of mutual recognition by other participating countries of the approval obtained in the United Kingdom. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

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

         The Company is currently conducting multiple clinical trials in the United States and certain foreign countries, including four ongoing Phase III trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The Company has experienced slower than planned accrual of patients with its ongoing Phase III trials. Further delays in completing enrollment in these trials or delays in other clinical studies may result in increased costs and delays, which could have a material adverse effect on the Company. Generally similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications. See "Business -- Government Regulation."

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of December 31, 1996, the Company's accumulated deficit was approximately $105.9 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products and entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

Additional Financing Requirements and Uncertain Access to Capital Markets

         The Company has expended and will continue to expend substantial funds to complete the research, development and marketing of its products. The Company may require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limited Sales and Marketing Experience

         The Company intends to market and sell certain of its products, if successfully developed and approved, through a dedicated contract sales force in the United States and certain countries in Europe, by co-promoting certain products to selected physician specialties, and through sales and marketing partnership arrangements in other countries. The Company currently has limited marketing and sales staff, and has yet to announce co-promotion or distribution arrangements other than for Italy. The Company is developing a sales and marketing plan for AccuSite and its other products in clinical development. In order to market its products directly, the Company must develop a sales force with technical expertise. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that there will be sufficient sales of AccuSite or other products to fund related expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

Limited Manufacturing Experience

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company is currently manufacturing commercial quantities of AccuSite and supplies of IntraDose for its clinical trials at its manufacturing facilities in San Jose and Milpitas, California. The Company anticipates that its facilities in San Jose and Milpitas should provide sufficient production capacity to meet clinical and early commercial requirements of its AccuSite product and selected components for IntraDose into 1998. However, there can be no assurance that the Company will be able to produce adequate quantities of its products for commercial marketing and for its clinical trials; or that the Company will be able to manufacture in a cost-effective manner; or that the Company's current manufacturing facilities will continue to be accepted by the FDA.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The Company intends to use this facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation that will require capital expenditures of approximately $10.5 million. The Company estimates that this facility will not be available for production until late 1998. There can be no assurance that the Company will be able to validate and scale up this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delay to the Company's ability to meet product demand. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances used in the Company's products, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the components of raw materials utilized in its products. Matrix is also in the process of attempting to approve second sources for as many as possible of these supplies. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, and thus the ability to complete the clinical trials or to commercialize products. In addition, the Company's ability to commercialize its IntraDose Injectable Gel product in the United States could be limited by the issuance in 1996 of a new U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in IntraDose, if the newly-issued patent is upheld and if IntraDose were found to infringe that patent, and if the Company is unable to obtain a license under that patent.

See "--Uncertainty Regarding Patents and Proprietary Rights." The Company's process for manufacturing collagen gel is currently being challenged in litigation with Collagen. See "--Litigation."

Litigation

         On December 21, 1994, Collagen filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the manufacturing process for collagen, including breach of contract and fraud. The Complaint seeks unspecified damages and injunctive relief related to Matrix's manufacture of collagen, its regulatory filings and its hiring of current or former Collagen employees. On February 14, 1995, the Company filed its answer to Collagen's complaint, denying all claims of misappropriation, asserting several affirmative defenses and seeking recovery of its attorneys' fees. Matrix has also filed a cross-complaint against Collagen and Howard Palefsky, Collagen's Chairman and former Chief Executive Officer, seeking recovery of damages for defamation, violations of California antitrust law and other causes of action.

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

         The lawsuit follows a series of contract negotiations in 1994 aimed at developing a long-term supply relationship between Collagen and Matrix. Although processes to manufacture collagen gel have been in the public domain for many years, Collagen is presently the only commercial source of collagen gel for human use in the United States. Before Matrix developed its own manufacturing process, Matrix products in clinical trials included collagen gel manufactured by Koken and Collagen. See "-- No Assurance of Regulatory Approvals."

         Discovery in the case is ongoing. The trial is scheduled to begin on April 7, 1997.

         The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms, or at all. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $2,000,000 in 1997.

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

         In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In 1996, for instance, a composition of matter patent for the cytotoxic drug cisplatin was granted in the United States to a pharmaceutical company whose use patent on cisplatin as an anti-tumor agent expired in December 1996. The Company, on advice of patent counsel, believes the new patent for cisplatin, the active agent in the Company's IntraDose product, was improperly awarded and should be invalidated. However, if the new patent on cisplatin is upheld and if IntraDose were found to infringe that patent, there can be no assurance that the Company will be able to obtain a license to the patent in order to commercialize IntraDose in the United States.

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

         The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products and may have a material adverse effect on the Company.

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

                                   MANAGEMENT

Executive Officers of the Company

Certain information about the Company's executive officers is set forth below:

Name                                       Age            Position
---------------------                      ---            ----------------------------------------------
Craig R. McMullen                          53             President, Chief Executive Officer and Director

James R. Glynn                             50             Senior Vice President, Chief Financial Officer and
                                                          Secretary

Richard D. Leavitt, M.D.                   51             Senior Vice President, Medical and Regulatory
                                                          Affairs

Dennis M. Brown, Ph.D.                     47             Vice President, Discovery Research

Lewis P. Chapman                           46             Vice President, Sales and Marketing

Richard E. Jones, Ph.D.                    52             Vice President, Research and Development

Andrew G. Korey, Ph.D.                     48             Vice President, Medical Information and
                                                          Extramural Scientific Affairs

Ronald P. Lucas                            55             Vice President, Operations

Natalie L. McClure, Ph.D.                  44             Vice President, Regulatory Affairs and Quality
                                                          Assurance

         Mr. McMullen has been President and Chief Executive Officer and a director of the Company since March 1991. From November 1990 until his appointment as President and CEO, he served as a consultant to the Company. From October 1989 to February 1991, Mr. McMullen was a consultant with CRM
Associates. Until October 1989, he was with Hana Biologics, Inc., a biotechnology company, which he joined as Executive Vice President and Chief Operating Officer in 1984. He became President in 1985 and Chief Executive Officer, and a director of Hana Biologics in 1986. From 1978 to 1984, he held a number of positions at Baxter Travenol Laboratories, Inc. ("Baxter Travenol"), including National Sales Manager, Director of Marketing and Sales for the American Instrument Company, Director of Marketing and Sales for the Hyland Diagnostic Division and Vice President of Marketing for the Laboratory Products and Service Division. Prior to joining Baxter Travenol, he held various management positions with the Scientific Products Division of American Hospital Supply Corporation.

         Mr. Glynn was named Senior Vice President, Chief Financial Officer and Secretary of the Company in July 1995, after spending eight years as Executive Vice President, Chief Financial Officer and Director of Mycogen Corporation. From 1982 to 1987, Mr. Glynn was Vice President, Finance and Treasurer of Lubrizol Enterprises, Inc., a venture development company. He also worked as an audit manager with Price Waterhouse from 1974 to 1982.

         Dr. Leavitt was named Senior Vice President, Medical and Regulatory Affairs in November 1996. From 1993 to 1996, he was Vice President, Clinical and Regulatory Affairs of Focal Incorporated. Prior to joining Focal Incorporated, from 1991 to 1993 he served as Director, Clinical Research at Genetics Institute. Prior to joining Genetics Institute, from 1986 to 1991 he held various management positions for a division of Fujisawa USA, Fujisawa Smith Kline Corporation, and at Centocor Incorporated. Prior to joining Centocor Incorporated, he was an Assistant Professor at the University of Maryland School of Medicine and John Hopkins University School of Medicine.

         Dr. Brown, a founder of the Company, has been Vice President, Discovery Research since 1995 and was Vice President of Scientific Affairs from 1985 to 1995. He was also a director of Matrix from 1985 to 1991. From 1985 until 1987, he was an Assistant Professor of Radiology at the

Joint Center for Radiation Therapy at Harvard Medical School. From 1979 to 1985, he was a Research Associate, Department of Radiology at the Stanford University School of Medicine.

         Mr. Chapman has been Vice President, Sales and Marketing since August 1995. From 1989 to 1995, he served as executive director of marketing at Berlex Laboratories, Inc. Mr. Chapman also worked at Genentech, Inc., where he served as product manager from 1985 to 1988. He has also held various marketing positions at Syntex Laboratories, Inc. and Eli Lilly and Company.

         Dr. Jones was named Vice President of Research and Development in October 1991. Prior to joining Matrix, he held the position of Vice President of Pharmaceutical Development at Pharmetrix Corporation, a biotechnology company, from 1989 to 1991. From 1988 to 1989, he held the position of Vice President of Development at Liposome Technology, Inc., a biotechnology company, and from 1984 to 1988 he was at Genentech, Inc. as Director, Pharmaceutical Research & Development and Acting Director, Pharmaceutical Manufacturing in 1985 and 1986. He held various positions at Syntex Research from 1969 to 1984.

         Dr. Korey became Vice President, Medical Information and Extramural Scientific Affairs, in January 1997. From 1990 to 1996, he held the position in the Company of Vice President, Clinical and Medical Affairs. Prior to joining Matrix, Dr. Korey was a consultant with A. Korey & Associates from January 1989. He held the position of Vice President, Medical Affairs at Genelabs, Inc., a biotechnology company, from July 1987 to January 1989 and Director of Scientific and Medical Affairs at Syntex Pharmaceuticals Canada from 1981 to June 1987. From 1978 to 1981, he served as Assistant Director of Clinical Research at G.D. Searle in Canada.

         Mr. Lucas became Vice President of Operations at Matrix in March of 1996. From 1994 to 1996, he was the Vice President of Operations at Telios Pharmaceuticals a division of Integra LifeSciences. Prior to Telios he was the Vice President of Operations from 1991 to 1994 at IVAC Corporation a division of Eli Lilly and Company. From 1986 to 1991 he was Director of Project Management and Director of Manufacturing Operations at Hybritech, Inc. a division of Eli Lilly and Company. He also held a number of management and technical positions at Lilly's Corporate Headquarters in Indianapolis.

         Dr. McClure was named Vice President, Regulatory Affairs of the Company in March 1996. In September, 1996, she also assumed responsibility for the Quality Assurance Group. From 1993 to 1996 Dr. McClure held the positions in the Company of Associate Director of Regulatory Affairs and Director of Regulatory Affairs. Prior to Matrix, she held various positions at Syntex Corporation in the Chemical Process Development department and in Regulatory Affairs.

Item 2.  Properties

         In May 1994, the Company entered into an eighteen-year lease agreement beginning in January, 1996, for a facility totaling approximately 50,000 square feet in Fremont, California. This facility includes administrative space and research and development space. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13.1 million. The facility, which totals approximately 67,000 square feet, includes production, research and development, and administrative operations as well as an adjacent parcel of land. This facility requires validation and process installation that will require capital expenditures of approximately $10.5 million The facility will be used to meet the Company's long-term commercial-scale production requirements. On July 15, 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The lease has a term of two years ending July 1998 and the rental income during the period totals approximately $2.9 million.

         The Company currently leases a manufacturing facility located in San Jose, California, and a manufacturing and storage facility in Milpitas, California. The San Jose plant, which totals approximately 11,000 square feet, is utilized for the aseptic processing of collagen and for sterile filling operations. The lease on this plant extends through November 1997 with options to renew through November 1999. This facility received a Drug Manufacturing License in February 1995 from the State of California. This license allows the Company to manufacture products from this location.

         The Milpitas facility, which totals approximately 10,000 square feet, is designed for portions of the non-sterile processing of collagen as well as for materials receiving activities, labeling, packaging, and shipping operations. The Company is currently negotiating an extension of the lease on this facility which expires in August 1997. The Milpitas facility is licensed by the State of California for labeling and packaging activities and is presently validated for non-sterile production activities.

Item 3.   Legal Proceedings

         On December 21, 1994, Collagen filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the manufacturing process for collagen, including breach of contract and fraud. The Complaint seeks unspecified damages and injunctive relief related to Matrix's manufacture of collagen, its regulatory filings and its hiring of current or former Collagen employees. On February 14, 1995, the Company filed its answer to Collagen's complaint, denying all claims of misappropriation, asserting several affirmative defenses and seeking recovery of its attorneys' fees. Matrix has also filed a cross-complaint against Collagen and Howard Palefsky, Collagen's Chairman and former Chief Executive Officer, seeking recovery of damages for defamation, violations of California antitrust law and other causes of action.

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

         Discovery in the case is ongoing. The trial is scheduled to begin on April 7, 1997.

         The lawsuit follows a series of contract negotiations in 1994 aimed at developing a long-term supply relationship between Collagen and Matrix. Although processes to manufacture collagen gel have been in the public domain for many years, Collagen is presently the only commercial source for collagen gel in the United States. Prior to developing its own manufacturing process, Matrix used collagen gel from two additional sources in its clinical trials, including collagen gel manufactured by Koken and by Collagen. See "Risk Factors -- No Assurance of Regulatory Approvals."

              The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms, or at all. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $2,000,000 in 1997. See "Risk Factors -- Litigation" and "Risk Factors -- Uncertainty Regarding Patent and Proprietary Rights."

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's stockholders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended December 31, 1996.

                                     Part II


Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

         The common shares of Matrix Pharmaceutical, Inc. trade on the Nasdaq National Market tier of the Nasdaq Stock Market Association under the symbol MATX. The following table presents quarterly information on the high and low sale prices of the Company's common stock for fiscal years 1996 and 1995.

             Fiscal Year             High                      Low
             -----------             ----                      ---
                    1996

             1st Quarter           $26.00                   $16.75
             2nd Quarter            28.75                    14.75
             3rd Quarter            20.25                     6.75
             4th Quarter             9.50                     5.38

                    1995

             1st Quarter           $14.50                   $ 9.50
             2nd Quarter            15.38                    12.50
             3rd Quarter            16.00                    11.63
             4th Quarter            19.00                    13.25


Item 6.       Selected Financial Data


(In thousands except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Period from
                                                                                                                  Inception
                                                                                                              (February 11,
                                                                                                                   1985) to
                                                         For the Years Ended December 31,                      December 31,
----------------------------------------------------------------------------------------------------------------------------
                                           1992          1993           1994            1995          1996           1996
----------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of
Operations Data:

Revenues                             $       --   $      2,150   $        100   $          --   $       --   $        2,250

Costs and expenses
    Research and development              5,685         12,651         17,072          20,256       24,320           89,355
    General and administrative            2,289          3,289          3,806           8,336       11,428           32,965
----------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses            7,974         15,940         20,878          28,592       35,748          122,320
----------------------------------------------------------------------------------------------------------------------------

Loss from operations                      7,974         13,790         20,778          28,592       35,748          120,070

Interest and other income                 2,177          1,941          1,311           2,179        7,193           15,927
Interest expense                             48            100            121             204        1,088            1,746
----------------------------------------------------------------------------------------------------------------------------

Net loss                             $   (5,845)  $    (11,949)  $    (19,588)  $     (26,617)  $  (29,643)  $     (105,889)
============================================================================================================================

Net loss per share                   $    (0.60)  $      (1.18)  $      (1.86)  $       (2.19)  $    (1.48)

Weighted  average number of
shares outstanding                        9,719         10,132         10,538          12,173       20,081


                                                                 December 31,
                                       -----------------------------------------------------------------
                                           1992         1993         1994           1995           1996
                                           ----         ----         ----           ----           ----
Consolidated Balance Sheet Data:
Cash, cash equivalents
      and investments                $   44,241   $   35,316   $   35,059    $    77,331    $   114,584
Total assets                             46,624       39,077       37,767         94,419        134,950
Total long-term debt                        711          870          761         12,307         11,724
Total stockholders' equity               44,551       35,629       34,168         76,355        115,511


Item 7.  Management's   Discussion  and  Analysis  of   Consolidated   Financial
         Condition and Results of Operations.

         This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere in this Form 10-K.

 Overview

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and to date it has not received any revenues from the commercial sale of products. The Company received regulatory approval for AccuSite in the United Kingdom during 1996 and will commence commercial sales in 1997. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to December 31, 1996, the Company has incurred a cumulative net loss of $105,889,000.

         Revenues in 1993 and 1994 were generated primarily by amounts earned under license agreements which were discontinued in 1995 and 1996.

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

 Results of Operations

Years ended December 31, 1996 and 1995. The Company had no revenue for 1996 and 1995.

         Research and development expenses for 1996 increased by 20% to $24,320,000 as compared to $20,256,000 for 1995. This increase was primarily due to increases in clinical costs to support the IntraDose Injectable Gel cancer program, a higher level of production expenses in preparation for the commercial introduction of AccuSite, and higher occupancy costs. This increase was partially offset by lower expenses on clinical trials for AccuSite as well as the transfer of certain production expenses to inventory at year end.

         General and administrative expenses for 1996 increased by 37% to $11,428,000 as compared to $8,336,000 for 1995. This increase was primarily due to higher legal expenses due to the ongoing Collagen litigation, higher-personnel expenses, including the hiring of additional marketing staff, and AccuSite market prelaunch expenses. This increase was partially offset by the repurchase of marketing rights to AccuSite for $2,000,000 in 1995. The legal expenses related to the ongoing litigation with Collagen, regardless of outcome, may exceed $2,000,000 in 1997.

         Net interest and other income for 1996 increased to $6,105,000 as compared to $1,975,000 for 1995. The increase was primarily the result of higher average balances in cash, cash equivalents, and marketable securities due to a secondary public offering which contributed net proceeds of $67.4 million and rental income received from the lease of a section of the Company's San Diego facility.

         As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $101.4 million and $10.6 million, respectively. The Company also had federal research and development tax credit carryforwards of approximately $2.3 million. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2011, if not utilized. The state net operating losses will expire at various dates beginning in 1997 through 2000, if not utilized.

 Years ended December 31, 1995 and 1994. The Company had no revenue for 1995 as compared to $100,000 for 1994. Revenue for 1994 came from research and development work performed for a pharmaceutical company.

         Research and development expenses for 1995 increased by 19% to $20,256,000 as compared to $17,072,000 for 1994. This increase was primarily due to higher costs associated with ongoing and advanced clinical trials as well as higher employee expenses that supported the submission of the Company's first NDA for AccuSite. This was partially offset by lower costs for clinical materials.

         General and administrative expenses for 1995 increased by 119% to $8,336,000 as compared to $3,806,000 for 1994. This increase was primarily due to the repurchase of the U.S. and European marketing rights to AccuSite from Medeva PLC for $2,000,000, increased legal expenses of $1,290,000 related to the ongoing litigation and consulting and personnel related expenses.

         Net interest and other income for 1995 increased by 66% to $1,975,000 as compared to $1,190,000 for 1994. The increase was primarily the result of higher average balances in cash, cash equivalents, and marketable securities in 1995 and higher yields on similar average balances.

 Liquidity and Capital Resources

         At December 31, 1996, the Company had $114.6 million in cash, cash equivalents and marketable securities compared to $77.3 million at December 31, 1995.

         The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand, sales from AccuSite as well as additional capital generated through equity and debt financings and collaborative agreements.

         In May 1994, the Company signed a lease agreement for a facility located in Fremont, California. The term of the lease is for a period of 18 years starting January 1996. This facility, which totals approximately 50,000 square feet, includes administrative space, and research and development space. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

         In August 1994, the Company issued 13,334 shares of Series A preferred stock to a group of private investors and received proceeds of $11,790,000, net of offering costs. The shares were converted into 1,333,400 shares of the Company's common stock during the first quarter of 1996.

         On August 29, 1995, the Company raised $16.8 million after issuance costs in a private placement of the Company's common stock to a group of investors. The offering involved the sale of 1,481,982 new shares of the Company's common stock at a price of $12.00 per share.

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years.

         On October 17, 1995, the Company closed a public offering pursuant to which 4,097,000 new shares of common stock were sold at $13.25 per share, which resulted in net proceeds of $50.9 million to the Company.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13.1 million. The facility, which includes furniture and equipment and an adjacent parcel of land, is being financed with a ten year installment loan for $9,938,000, amortized over a period of 30 years. This facility requires validation and process installation that will require capital expenditures of approximately $10.5 million. On July 15, 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The lease has a term of two years and the rental income during this period totals approximately $2.9 million.

         On April 8, 1996, the Company closed a public offering pursuant to which 3,162,500 new shares of the Company's common stock were sold at $22.63 per share resulting in net proceeds of $67.4 million to the Company.

         In May 1996 the Company announced a delay in the development of AccuSite Injectable Gel for patients with basal cell cancer. This delay is a result of disappointing findings in preliminary data analysis of two identical Phase II "contribution of components" trials. These studies were designed to demonstrate that each major component of the AccuSite gel system provides a statistically significant contribution to the performance of the product. In September 1996, the Company further updated the status of its basal cell cancer program. As a result of conducting an interim analysis of data from another Phase III basal cell cancer study, the Company has concluded that it will be difficult to commercialize this program given the high response rates obtained by surgical procedures.

         In December 1996, the Company announced that it received an action letter from the U.S. Food and Drug Administration (FDA) identifying issues that will need to be resolved before the Company's New Drug Application (NDA) for AccuSite Injectable Gel can be approved for the treatment of genital warts. If the Company fails to commercialize its program for genital warts in the United States, this would have a material adverse impact on future revenues of the Company.

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

         The Company expects to incur substantial additional costs relating to the continued clinical development of its products, continued research and development programs, the development of marketing and manufacturing capabilities, the purchase of additional capital equipment and general working capital requirements. The Company anticipates that its existing and committed capital resources including the proceeds of the April 1996 public offering and commercial sales of AccuSite will enable it to maintain its current and planned operations through 1998. The Company may require additional outside financing to complete the process of bringing current products to market, and while the Company is not aware of any limitations on future sources of capital, there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during 1996, 1995, and 1994.


Item 8.   Financial Statements and Supplementary Data


                  Index to Consolidated Financial Statements

                  Consolidated Balance Sheets--December 31, 1995 and 1996.                           Page 36

                  Consolidated Statements of Operations
                  Years Ended December 31, 1994, 1995 and 1996, and Period from
                  Inception (February 11, 1985) To December 31, 1996.                                Page 37

                  Consolidated Statement of Stockholders' Equity
                  Period from Inception (February 11, 1985) To
                  December 31, 1996.                                                               Pages 38-39

                  Consolidated Statements of Cash Flows
                  Years Ended December 31, 1994, 1995 and 1996, and Period from
                  Inception (February 11, 1985) To December 31, 1996.                                Page 40

                  Notes to Consolidated Financial Statements                                       Pages 41-49

                  Report of Ernst & Young LLP, Independent Auditors                                  Page 50


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  Not applicable.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by the item (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Shareholders to be held on June 25, 1997 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Item 1, Part 1 of this Form 10-K under the caption "Executive Officers of the Company" on pages 23 and 24. The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

Item 11.  Executive Compensation

         The information required by this item is incorporated by reference from the information under the caption "Election of Directors, Summary of Cash and Certain Other Compensation, Stock Options, Exercises and Holdings" of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from
the  information  under  the  caption   "Ownership  of  Management  and  Certain
Beneficial Owners" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from
the  information   under  the  caption   "Certain   Relationships   and  Related
Transactions" in the Proxy Statement.


                                    PART IV


Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K


(a) 1.   Financial Statements

         The following financial statements and supplemental data are filed as part of this Form 10-K. See Index to Consolidated Financial Statements under
Item 8.

                  Consolidated Balance Sheets-- December 31, 1995 and 1996.

                  Consolidated Statements of Operations
                  Years Ended December 31, 1994, 1995 and 1996, and Period from Inception (February 11, 1985) To December 31, 1996.

                  Consolidated Statement of Stockholders' Equity Period from Inception (February 11, 1985) To December 31, 1996.

                  Consolidated Statements of Cash Flows
                  Years Ended December 31, 1994, 1995 and 1996, and Period from Inception (February 11, 1985) To December 31, 1996.

                  Notes to Consolidated Financial Statements

                  Report of Ernst & Young LLP, Independent Auditors

(a) 2.   Financial Statement Schedules

         All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1996.

(c) Exhibits

Number            Exhibit Table
------            -------------

3.1 Certificate of Designation of Preferences of Preferred Shares of the Company as filed with the Delaware Secretary of State on August 25, 1994 (Incorporated by reference to Exhibit 5.3 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)

3.11 Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 13, 1992 (Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1993)

3.2               Amended and restated bylaws.

3.3 Certificate of Designation of Preferences of Preferred Shares of the Company as filed with the Delaware Secretary of State on August 25, 1994 (Incorporated by reference to Exhibit 5.3 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)

3.4 Certificate of Designations of Series B Junior Participating Preferred Stock of the Company filed with the Delaware Secretary of State on May 24, 1995 (Incorporated by reference to Exhibit 3.4 as filed with the Company's Form 10-Q for the quarter ended June 30, 1995.)

4.1 Amended and Restated Registration Rights Agreement between the Company and the investors listed therein dated August 26, 1994 (Incorporated by reference to Exhibit 5.2 filed with Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)

4.2 Rights Agreement between the Company and the First National Bank of Boston dated May 18, 1995 (Incorporated by reference to Exhibit No. 1 to the Company's Registration Statement on Form 8-A dated May 17, 1995).

10.1a             Series B Preferred  Stock  Purchase  Agreement  dated July 29,
                  1987

10.2a             Series B Preferred  Stock  Purchase  Agreement  dated June 30,
                  1988

10.3a             Series C Preferred Stock Purchase Agreement dated May 24, 1990

10.4a             Amendment Agreement dated May 24, 1990

10.5a             Stock Restriction  Agreement between the Company and Edward E.
                  Luck, dated July 29, 1987

10.6a             Stock Restriction  Agreement between the Company and Dennis M.
                  Brown, Ph.D. dated July 29, 1987

10.7a             Agreement to Issue Warrant dated December 17, 1988

10.8a Series B Preferred Stock Warrant issued to Western Technology Investment dated December 30, 1988

10.9a             Series  B  Preferred   Stock  Warrant  issued  to  USX  Credit
                  Corporation dated December 30, 1988

10.10a Series B Preferred Stock Warrant issued to Highline Financial Services, Inc. dated December 30, 1988

10.11a            Form of Common Stock Purchase Warrant

10.12a            Voting Agreement dated May 24, 1990, as amended

10.13b            1988 Restricted Stock Plan, as restated

10.14b            Form of Restricted Stock Purchase Agreement

10.15b            Form  of  Stock  Purchase  Agreement  (Repurchase  Right  with
                  Escrow)

10.16b            Form of Stock Option Agreement

10.17b            Form of Stock Pledge Agreement

10.18b            1991 Directors Stock Option Plan

10.19a Master Equipment Lease Agreement between the Company and Western Technology Investment dated December 17, 1988

10.20a Lease between the Company, Menlo Business Park and Patrician Associates, Inc. dated January 28, 1988

10.21a First Amendment to Lease between the Company, Menlo Business Park and Patrician Associates, Inc. dated March 16, 1989

10.22a            Technology Assignment Agreement between the Company and Edward
                  E. Luck and Dennis M. Brown, Ph.D. dated July 29, 1987

10.23a Supply Agreement between the Company and **** dated December 22, 1988 (confidential treatment has been granted with respect to portions of this document)

10.24c Master Equipment Lease Agreement between the Company and Lease Management Services, Inc. dated July 27, 1990

10.25c            Form of Indemnification Agreement

10.26d            Form of Recapitalization

10.27b Lease between the Company and Becton Dickinson Corporation, dated November 16, 1992

10.28b Equipment Lease Agreement between the Company and Household Commercial of California, Inc., dated November 16, 1992

------------------
a Incorporated herein by reference to the exhibits of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-44459) as filed with the Securities and Exchange Commission on December 19, 1991.

b Incorporated herein by reference to the exhibits of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1993.

c Incorporated herein by reference to the exhibit of the same number filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-44459) as filed with the Securities and Exchange Commission on January 23, 1992.

d Incorporated herein by reference to the exhibit of the same number filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-44459) as filed with the Securities and Exchange Commission on January 27, 1992.

10.29b Equipment Lease Agreement between the Company and General Electric Capital Corporation, dated December 17, 1992

10.30 Settlement Agreement and General Release dated February 2, 1993. (Incorporated herein by reference to Exhibit 19.1 filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1993)

10.31e Development Agreement by and between the Company and Medeva, PLC dated May 18, 1993 (confidential treatment has been requested for certain portions of this Exhibit pursuant to a separate filing made by Medeva, PLC (File No. 1-10817) with its Annual Report on Form 20-F filed with the Securities and Exchange Commission on June 29, 1993, Exhibit No. 2.14)

10.32e Investment Agreement by and between the Company and Medeva, PLC dated May 18, 1993 (confidential treatment has been requested for certain portions of this Exhibit pursuant to a separate filing made by Medeva, PLC (File No. 1-10817) with its Annual Report on Form 20-F filed with the Securities and Exchange Commission on June 29, 1993, Exhibit No. 2.14)

10.34e Note Secured by Stock Pledge Agreement dated June 30, 1993 by and between the Company and Andrew G. Korey

10.35e Stock Pledge Agreement dated June 30, 1993 by and between the Company and Andrew G. Korey

10.36 Lease between the Company and Calaveras Associates II, dated August 4, 1993. (confidential treatment has been granted with respect to portions of this document, Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1993)

10.37 Lease between the Company, Menlo Business Park, and Patrician Associates, Inc. dated July 27, 1993 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 24, 1994)

10.38 Lease between the Company, John Arrillaga and Richard T. Peery Separate Property Trust, dated May 9, 1994 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10Q as filed with the Securities and Exchange Commission on August 12, 1994)

10.39 Investment Agreement by and between the Company and the investors listed therein dated August 26, 1994 (Incorporated herein by reference to Exhibit 5.1 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)

10.40 Equipment Lease Agreement between the Company and Financing For Science International, Inc. dated September 1, 1994 (Incorporated by reference to the exhibit of the same number filed with the Securities and Exchange Commission on November 2, 1994)

10.41 Form of Stock purchase Agreement by and between the Company and the investors listed therein dated July 14, 1995 and July 21, 1995 (Incorporated by reference to Exhibit No. 4.1 to the registration Statement on Form S-3, Registration No. 33-94854, filed with the Securities and Exchange Commission on July 21, 1995, as amended)

10.42 Termination and Repurchase Agreement between the Company and Medeva PLC dated September 18, 1995 (Incorporated by reference to exhibit No. 10.1 to the Company's Registration Statement on Form S-3 (file No. 33-96556) as filed with the Securities and Exchange Commission on September 25, 1995

10.43 Equipment Lease Agreement between the Company and Lease Management Services, Inc. dated August 28, 1995 (Incorporated herein by reference to exhibit No. 10.3 filed with the Company's Form 10-Q as filed with the Security and Exchange Commission on November 7, 1995)

10.44 Contract of Purchase and Sale and Joint Escrow Instructions between the Company and the Federal Deposit Insurance Corporation dated November 2, 1995 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 1, 1996)

10.45 Industrial Multi-Tenant Lease agreement dated July 15, 1996 between the Company, as landlord and Advanced Tissue Sciences, Inc., as tenant filed herewith. (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1996)

23.1              Consent of Ernst & Young LLP, Independent Auditors

27                Financial Data Schedule

------------------
e Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 11, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MATRIX PHARMACEUTICAL, INC.


Date:    March 19, 1997           By: /s/ Craig R. McMullen
     ----------------------       -----------------------------------
                                      Craig R. McMullen
                                      President, Chief Executive Officer
                                      and Director

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Matrix Pharmaceutical, Inc., a Delaware corporation, do hereby constitute and appoint James R. Glynn the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K, to any and all amendments, and to any and all instruments or documents filed as part of or in conjunction with this Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:      March 19, 1997           /s/ James R. Glynn
     ----------------------         --------------------------
                                    James R. Glynn
                                    Senior Vice President and Chief Financial
                                    Officer and Secretary

Date:      March 19, 1997           /s/ Edward E. Luck
     ----------------------         --------------------------
                                    Edward E. Luck
                                    Chairman of the Board

Date:      March 19, 1997           /s/ John E. Lyons
     ----------------------         --------------------------
                                    John E. Lyons
                                    Director

Date:      March 19, 1997           /s/ Julius L. Pericola
     ----------------------         --------------------------
                                    Julius L. Pericola
                                    Director

Date:      March 19, 1997           /s/ Alan E. Salzman
     ----------------------         --------------------------
                                    Alan E. Salzman
                                    Director

Date:      March 19, 1997           /s/ J. Stephan Dolezalek
     ----------------------         --------------------------
                                    J. Stephan Dolezalek
                                    Director

                                          MATRIX PHARMACEUTICAL, INC.
                                         (a development stage company)

                                          Consolidated Balance Sheets

(In thousands except share and per share amounts)                                         December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                     1995               1996
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                                 $    55,675      $      20,138
     Short-term investments                                                          9,646             38,997
     Other current assets                                                              952              3,041
--------------------------------------------------------------------------------------------------------------
        Total current assets                                                        66,273             62,176

Property and equipment, net                                                         15,919             17,152
Non-current investments                                                             12,010             55,449
Deposits and other assets, net                                                         217                173
--------------------------------------------------------------------------------------------------------------
                                                                               $    94,419      $     134,950
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                          $     1,605      $       2,636
     Accrued compensation                                                              844              1,045
     Accrued clinical trial costs                                                    1,814              1,239
     Other accrued liabilities                                                         664              2,135
     Current portion of debt and capital lease obligations                             830                660
--------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    5,757              7,715
Debt and capital lease obligations, less current portion                            12,307             11,724
Commitments and contingency
Stockholders' equity
     Preferred stock,  $0.01 par value per share,  1,023,571 shares  authorized;
         14,445  shares  designated as Series A preferred  stock,  13,334 shares issued and outstanding in 1995; no
         shares issued or outstanding in 1996                                           --                 --
     Common stock, $0.01 par value per share; 30,000,000 shares authorized, 16,492,510 shares issued and outstanding in 1995;
        21,257,856 shares issued and outstanding in 1996                               165                213
     Additional paid-in capital                                                    153,262            222,043
     Deferred compensation                                                            (514)              (780)
     Unrealized losses on marketable securities                                       (312)               (76)
     Deficit accumulated during the development stage                              (76,246)          (105,889)
--------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  76,355            115,511
--------------------------------------------------------------------------------------------------------------
                                                                               $    94,419       $    134,950
==============================================================================================================

                                            (See accompanying notes)

                                          MATRIX PHARMACEUTICAL, INC.
                                         (a development stage company)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------
                                                                                                Period from
                                                                                                  Inception
                                                                                              (February 11,
                                                                                                   1985) to
                                                    For the Years Ended December 31,           December 31,
--------------------------------------------------------------------------------------------------------------
                                              1994              1995               1996                1996
-------------------------------------------------------------------------------------------------------------
Revenues                              $         100    $           --     $           --     $         2,250

Costs and expenses
    Research and development                 17,072            20,256             24,320              89,355
    General and administrative                3,806             8,336             11,428              32,965
-------------------------------------------------------------------------------------------------------------
       Total costs and expenses              20,878            28,592             35,748             122,320
-------------------------------------------------------------------------------------------------------------

Loss from operations                         20,778            28,592             35,748             120,070

Interest and other income                     1,311             2,179              7,193              15,927
Interest expense                                121               204              1,088               1,746
-------------------------------------------------------------------------------------------------------------

Net loss                              $     (19,588)   $      (26,617)    $      (29,643)    $      (105,889)
=============================================================================================================

Net loss per share                    $       (1.86)   $        (2.19)    $        (1.48)
=========================================================================================

Weighted average number of
   shares outstanding                        10,538            12,173             20,081
=========================================================================================

                                           (See accompanying notes )

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                              Consolidated Statements of Stockholders'
                                                Equity For the period from inception
                                              (February 11, 1985) to December 31, 1996
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                        Deferred
                                                                    Convertible                       Additional          Compen-
                                                                    Preferred         Common           Paid-in           sation &
                                                                      Stock            Stock           Capital             Other
------------------------------------------------------------------------------------------------------------------------------------
Issuance of 508,867 shares of common stock                         $      --         $       5         $     137         $     (55)

Issuance of 3,564,000 shares of common stock at
  $15.00 per share, less offering costs, in an initial
  public offering in January 1992                                         --                36            48,950                --

Issuance of 5,250,000 shares of convertible preferred stock               53                --             5,272                --

Recapitalization of the Company (259,524 shares of
  common stock converted to 3,500,000 shares of
  convertible preferred stock)                                            35                (3)              (32)               --

Issuance of 4,571,429 shares convertible preferred
  stock for cash and conversion of $400,000 notes
  payable to stockholders (at $1.75 per share)
  in May 1990, net of offering costs                                      45                --             7,880                --

Conversion of 6,343,531 shares of convertible
  preferred stock to common stock at the time of the
  initial public offering (after 1-for-2.1
  reverse  stock split in January 1992)                                 (133)               63                70                --

Issuance of 54,391 shares of common stock to
  employees and  consultants for cash under stock
  option plan (from $0.23 to $0.37 per share)                             --                 1                13                --

Cancellation of promissory note in exchange
  for the repurchase of 238,095 shares of common
  stock from an officer in December 1990                                  --                (2)              (53)               55

Deferred compensation related to grant
  of stock options                                                        --                --               819              (819)

Amortization of deferred compensation                                     --                --               (12)              520

Issuance of 59,757 shares of common stock to
  employees, consultants, and investors for cash
  under the stock option plan and for exercise
  of warrants (from $0.23 to $0.37 per share)                             --                --                17                --

Issuance of 200,000 shares of common stock
  to Medeva PLC in May 1993 at $15.00 per
  share, less offering costs                                              --                 2             2,833                --

Unrealized gains (losses) on marketable securities                        --                --                --                --

Net loss                                                                  --                --                --                --
                                                                      -------------------------------------------------------------

Balance at December 31, 1993                                              --               102            65,894              (299)

Issuance of 40,118  shares of common stock to
  employees  and  investors for cash
  under the stock option plan and for exercise
  of warrants (from $0.23 to $9.00 per share)                             --                 1               176                --

Issuance of 466,667 shares of common stock to
  Medeva PLC in May 1994 at $15.00 per share,
  less offering costs                                                     --                 5             6,600                --

Issuance of 13,334 shares of convertible
  preferred stock in a private placement in
  August 1994 at $900 per share, less offering costs                      --                --            11,790                --

Amortization of deferred compensation                                     --                --                --               198

Unrealized gains (losses) on marketable securities                        --                --                --                --

Net loss                                                                  --                --                --                --
                                                                      -------------------------------------------------------------

Balance at December 31, 1994                                              --               108            84,460              (101)

Issuance of 148,016 shares of common stock to
  employees and investors for cash under the
  stock option plan and for exercise of warrants
  (from $0.23 to $11.38 per share)                                        --                 1               425                --

Issuance of 10,800 shares to employees at
  $14.00 per share                                                        --                --               151                --

Issuance of 1,481,982 shares of common stock
  for cash in a private placement in August 1995
  at $12 per share, less offering costs                                   --                15            16,804                --

Issuance of 4,097,000 shares of common stock
  for cash in a follow-on public offering in
  October 1995 at $13.25 per share, less offering costs                   --                41            50,908                --

Deferred compensation related to grant of stock options                                                      514              (514)

Amortization of deferred compensation                                     --                --                --               101

Unrealized gains (losses) on marketable securities                        --                --                --                --

Net loss                                                                  --                --                --                --
                                                                      -------------------------------------------------------------

Balance at December 31, 1995                                       $      --         $     165         $ 153,262         $    (514)






---------------------------------------------------------------------------------------------------------------------
                                                                     Unrealized        Deficit
                                                                        Gain         Accumulated
                                                                      (Losses)        During the
                                                                         on            Develop-      `     Total
                                                                     Marketable          ment           Stockholders'
                                                                     Securities          Stage            Equity
---------------------------------------------------------------------------------------------------------------------

Issuance of 508,867 shares of common stock                          $      --         $      --         $      87

Issuance of 3,564,000 shares of common stock at
  $15.00 per share, less offering costs, in an initial
  public offering in January 1992                                          --                --            48,986

Issuance of 5,250,000 shares of convertible preferred stock                --                --             5,325

Recapitalization of the Company (259,524 shares of
  common stock converted to 3,500,000 shares of
  convertible preferred stock)                                             --                --                --

Issuance of 4,571,429 shares convertible preferred
  stock for cash and conversion of $400,000 notes
  payable to stockholders (at $1.75 per share)
  in May 1990, net of offering costs                                       --                --             7,925

Conversion of 6,343,531 shares of convertible
  preferred stock to common stock at the time of the
  initial public offering (after 1-for-2.1
  reverse  stock split in January 1992)                                    --                --                --

Issuance of 54,391 shares of common stock to
  employees and  consultants for cash under stock
  option plan (from $0.23 to $0.37 per share)                              --                --                14

Cancellation of promissory note in exchange
  for the repurchase of 238,095 shares of common
  stock from an officer in December 1990                                   --                --                --

Deferred compensation related to grant
  of stock options                                                         --                --                --

Amortization of deferred compensation                                      --                --               508

Issuance of 59,757 shares of common stock to
  employees, consultants, and investors for cash
  under the stock option plan and for exercise
  of warrants (from $0.23 to $0.37 per share)                              --                --                17

Issuance of 200,000 shares of common stock
  to Medeva PLC in May 1993 at $15.00 per
  share, less offering costs                                               --                --             2,835

Unrealized gains (losses) on marketable securities                        (27)               --               (27)

Net loss                                                                   --           (30,041)          (30,041)

                                                                       ------------------------------------------
Balance at December 31, 1993                                              (27)          (30,041)           35,629

Issuance of 40,118  shares of common stock to
  employees  and  investors for cash
  under the stock option plan and for exercise
  of warrants (from $0.23 to $9.00 per share)                              --                --               177

Issuance of 466,667 shares of common stock to
  Medeva PLC in May 1994 at $15.00 per share,
  less offering costs                                                      --                --             6,605

Issuance of 13,334 shares of convertible
  preferred stock in a private placement in
  August 1994 at $900 per share, less offering costs                       --                --            11,790

Amortization of deferred compensation                                      --                --               198

Unrealized gains (losses) on marketable securities                       (643)               --              (643)

Net loss                                                                   --           (19,588)          (19,588)
                                                                     --------------------------------------------

Balance at December 31, 1994                                             (670)          (49,629)           34,168

Issuance of 148,016 shares of common stock to
  employees and investors for cash under the
  stock option plan and for exercise of warrants
  (from $0.23 to $11.38 per share)                                         --                --               426

Issuance of 10,800 shares to employees at
  $14.00 per share                                                         --                --               151

Issuance of 1,481,982 shares of common stock
  for cash in a private placement in August 1995
  at $12 per share, less offering costs                                    --                --            16,819

Issuance of 4,097,000 shares of common stock
  for cash in a follow-on public offering in
  October 1995 at $13.25 per share, less offering costs                    --                --            50,949

Deferred compensation related to grant of stock options                                                        --

Amortization of deferred compensation                                      --                --               101

Unrealized gains (losses) on marketable securities                        358                --               358

Net loss                                                                   --           (26,617)          (26,617)
                                                                    ---------------------------------------------
Balance at December 31, 1995                                        $    (312)        $ (76,246)        $  76,355


                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                              Consolidated Statements of Stockholders'
                            Equity For the period from inception (February 11, 1985) to December 31, 1996
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                                                Deferred
                                                           Convertible                       Additional          Compen-
                                                            Preferred         Common           Paid-in           sation &
                                                              Stock            Stock           Capital             Other
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                 $      --        $     165        $ 153,262         $    (514)

Issuance of 269,446 shares of common stock to
  employees and investors for cash under the
  stock option plan (from $0.23 to $13.50 per share)                --                3            1,395                --

Issuance of 3,162,500 shares of common stock for cash
  in a follow-on public offering in April 1996 at
  $22.63 per share, less offering costs                             --               32           67,336                --


Conversion of 13,334 shares of convertible preferred
  stock into 1,333,400 shares of common stock                       --               13             (357)               --

Deferred compensation related to grant of
  certain stock options                                             --                               407              (407)

Amortization of deferred compensation                               --               --               --               141

Unrealized gains (losses) on marketable securities                  --               --               --                --

Net loss                                                            --               --               --                --
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                 $      --        $     213        $ 222,043         $    (780)
=============================================================================================================================



------------------------------------------------------------------------------------------------------------------
                                                                  Unrealized        Deficit
                                                                     Gain         Accumulated
                                                                   (Losses)        During the
                                                                      on            Develop-      `     Total
                                                                  Marketable          ment           Stockholders'
                                                                  Securities          Stage            Equity
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                     $    (312)        $ (76,246)        $  76,355

Issuance of 269,446 shares of common stock to
  employees and investors for cash under the
  stock option plan (from $0.23 to $13.50 per share)                    --                --             1,398

Issuance of 3,162,500 shares of common stock for cash
  in a follow-on public offering in April 1996 at
  $22.63 per share, less offering costs                                 --                --            67,368


Conversion of 13,334 shares of convertible preferred
  stock into 1,333,400 shares of common stock                           --                --              (344)

Deferred compensation related to grant of
  certain stock options                                                 --                --                --

Amortization of deferred compensation                                   --                --               141

Unrealized gains (losses) on marketable securities                     236                --               236

Net loss                                                                --           (29,643)          (29,643
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                     $     (76)        $(105,889)        $ 115,511
===================================================================================================================

                                                      (See accompanying notes)

                                        MATRIX PHARMACEUTICAL, INC.
                                       (a development stage company)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
------------------------------------------------------------------------------------------------------------
                                                                                                Period from
                                                                                                 Inception
                                                                                               (February 11,
                                                                                                  1985) to
                                                          For the years ended December 31,      December 31,
------------------------------------------------------------------------------------------------------------
                                                          1994          1995         1996          1996
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                               $(19,588)   $(26,617)    $ (29,643)    $(105,889)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                            831          946         1,051         4,467
     Amortization of deferred compensation                    198          101           141           960
     Repurchase of marketing rights                            --        2,000            --         2,000
     Other                                                    146          154            83           428
   Changes in assets and liabilities:
     Other current assets                                     471         (425)       (2,089)       (3,041)
     Deposits and other assets                                272            3            44          (182)
     Accounts payable                                         320          356         1,031         2,636
     Accrued compensation                                      88          513           201         1,045
     Accrued clinical trial costs                            (387)       1,476          (575)        1,239
     Other accrued liabilities                                198          138         1,471         2,135
------------------------------------------------------------------------------------------------------------
     Net cash (used) by operating activities              (17,451)     (21,355)      (28,285)      (94,202)
Cash flows from investing activities:
   Capital expenditures                                      (524)     (14,904)       (2,326)      (21,797)
   Investment in available-for-sale securities            (36,478)     (14,796)     (189,548)     (350,883)
   Investment in held-to-maturity securities                   --           --            --       (23,827)
   Proceeds of available-for-sale securities               44,770        5,480        95,219       221,101
   Maturities of investments                                  500       12,647        21,734        58,708
------------------------------------------------------------------------------------------------------------
     Cash flows provided (used) by investing
      activities                                            8,268      (11,573)      (74,921)     (116,698)
Cash flows from financing activities:
   Payments on debt and capital lease obligations            (348)        (426)         (753)       (2,376)
   Issuance of convertible promissory note
     payable to stockholders                                   --           --            --           400
   Net cash proceeds from issuance of:
     Debt and capital lease financing                         280       10,408            --        12,885
     Preferred stock                                       11,790          (46)           --        24,679
     Common stock                                           6,782       68,391        68,422       195,450
------------------------------------------------------------------------------------------------------------
     Cash flows provided by financing activities           18,504       78,327        67,669       231,038
Net increase in cash and cash equivalents                   9,321       45,399       (35,537)       20,138
Cash and cash equivalents at the beginning of period          955       10,276        55,675            --
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of period           $ 10,276     $ 55,675     $  20,138     $  20,138
============================================================================================================

Supplemental schedule of noncash investing
   and financing activities:
   Issuance of stock upon conversion of
   promissory notes payable to stockholders              $     --     $     --      $     --     $     425
============================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                         $    121     $    204      $  1,088     $   1,746
============================================================================================================

                                         (See accompanying notes)

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation Matrix Pharmaceutical, Inc. (the "Company") was incorporated in California on February 11, 1985 and reincorporated in Delaware in January 1992. The Company's principal activities to date have involved research and development of drug delivery systems using proprietary technology, recruiting key personnel, establishing a manufacturing process and raising capital to finance its operations. The Company is classified as a development stage company.

         In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over the next several years. The Company has financed its operations and capital acquisitions primarily through stock issuances, capital leases, and in 1995, long-term debt. The Company anticipates that its existing and committed capital resources including the proceeds of the April 1996 public offering, and commercial sales of AccuSite will enable it to maintain its planned operations through 1998.

Principles of consolidation In 1993, the Company incorporated a wholly owned subsidiary, Matrix Pharmaceutical Limited. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany balances and transactions.

Revenue recognition The Company has recognized revenue under collaborative development agreements as it is earned. Non-refundable fees related to reimbursement of past research and development efforts are recognized upon signing of the agreement.

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

         The Company maintains its cash, cash equivalents and investments in several different instruments held by a bank and a brokerage house. This diversification of risk is consistent with the Company's policy to maintain liquidity and ensure the safety of principal.

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

Depreciation and amortization The Company depreciates property and equipment using the straight-line method over the assets' estimated useful lives. Building and improvements are depreciated over 25 years. Prior to 1996, laboratory, operating, office and computer equipment were depreciated over five years. Beginning in 1996 laboratory, operating and office equipment and furniture were depreciated over 10 years and computer equipment over five years. The change in depreciation lives for certain assets did not materially impact the consolidated financial statements. Leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term. Amortization of equipment under capital leases is included with depreciation expense.

Stock based compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note 10 to the Consolidated Financial Statement contains a summary of the pro forma effects to reported net income and earnings per share for 1995 and 1996 as if the Company had elected to recognize compensation cost based upon the fair value of options granted at grant date as prescribed by SFAS No. 123.

Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  FINANCIAL INSTRUMENTS

Investments The following is a summary of available-for-sale securities:

(In thousands)                                                Available-For-Sale Securities
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross            Gross    Estimated Fair
                                                                     Unrealized       Unrealized             Value
December 31, 1996                                        Cost             Gains           Losses
-------------------------------------------------------------------------------------------------------------------
Certificates of deposit                             $  57,982               $20           $    2         $  58,000
U.S. government securities                             36,517                71              142            36,446
Repurchase agreements                                  15,046                --               --            15,046
Master notes                                            3,907                --               --             3,907
-------------------------------------------------------------------------------------------------------------------
                                                     $113,452               $91             $144          $113,399
===================================================================================================================

         Included in cash  equivalents  are  $18,953,000  of  available-for-sale securities.  The Company invests in repurchase  agreement  securities  which are collateralized by U.S.  government  securities which have a market value of 102%
of the investment.  The securities are marked to market daily to ensure that the market value of the underlying assets remain sufficient.
(In thousands)                                                Available-For-Sale Securities
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross            Gross    Estimated Fair
                                                                     Unrealized       Unrealized             Value
December 31, 1995                                        Cost             Gains           Losses
-------------------------------------------------------------------------------------------------------------------
U.S. government securities                           $ 43,704               $--            $ 262          $ 43,442
Commercial paper                                       26,000                --               --            26,000
U.S. corporate securities                               2,000                --               10             1,990
Mortgage-backed securities                              1,136                --               27             1,109
State and municipal securities                            855                --               --               855
-------------------------------------------------------------------------------------------------------------------
                                                     $ 73,695               $--            $ 299          $ 73,396
===================================================================================================================

         Included in cash equivalents are $51,740,000 of available-for-sale securities. During 1995, U.S. government securities with a costs of $5,501,000, gross unrealized losses of $120,000 and an estimated fair value of $5,381,000 were transferred from "held to maturity" to "available for sale." Management determined that these securities would be utilized for the Company's ongoing operations.

         During the years ended December 31, 1996 and 1995, the Company sold available-for-sale securities with a fair value of $46 million and $4 million, respectively. The gross realized gain on such sales totaled $117,000 in 1996 and $1,000 in 1995. In addition, the Company recorded a realized gain of $146,000 from the proceeds of a bond in 1996. The gross realized loss on such sales totaled $187,000 in 1996 and $48,000 in 1995.

         The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

(In  thousands)                             Available-for-Sale Securities
----------------------------------------------------------------------------
                                         Amortized                  Estimated
December 31, 1996                             Cost                 Fair Value
------------------------------------------------------------------------------
Due in one year or less                  $  57,935                  $  57,950
Due after one year through five years       55,517                     55,449
------------------------------------------------------------------------------
                                          $113,452                   $113,399
==============================================================================

Long-term obligations The carrying amounts of the loan and installment notes (note 6) approximates their fair value. The fair values of the loan and installment notes are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

3.  COLLABORATIVE ARRANGEMENT

         In May 1993, the Company established a strategic alliance with Medeva PLC ("Medeva") to co-commercialize the Company's AccuSite product for selective dermatological indications in the United States and Europe. Medeva purchased 200,000 shares in 1993 and 466,667 shares in 1994 of new Matrix common stock at $15 per share for an aggregate purchase price of $10 million (before offering costs). Medeva also made an initial payment to the Company in 1993 of $2,000,000 in non-refundable development fees for prior research and development work performed by the Company. In September 1995, the Company repurchased from Medeva all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of December 31, 1996 the obligation has a balance of $1,750,000 and is included with installment notes on the balance sheet.

4.   INVENTORY

Inventory Inventory, which is included in other assets, is stated at the lower of cost or market. Cost is determined on an average cost approach which approximates the first in first out method.

(In  thousands)
--------------------------------------------------------------------------

December 31,                                 1995                   1996
--------------------------------------------------------------------------
Finished goods                           $     --                $    --
Work in process                                --                    440
Raw material                                   --                    318
--------------------------------------------------------------------------
Total Inventory                          $     --                $   758
==========================================================================

5.  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following:

(In thousands)
--------------------------------------------------------------------------------

December 31,                                           1995              1996
--------------------------------------------------------------------------------
Land                                                $ 4,258          $  4,258
Building                                              6,869             6,928
Laboratory and operating equipment                    2,835             4,234
Office and computer equipment                         2,280             2,462
Leasehold improvements                                2,572             2,890
Manufacturing start-up costs                            490               490
Construction in progress                                 --               265
--------------------------------------------------------------------------------
                                                     19,304            21,527
Less accumulated depreciation and amortization       (3,385)           (4,375)
--------------------------------------------------------------------------------
Net property and equipment                          $15,919          $ 17,152
================================================================================


In December, 1995 the Company purchased a research and manufacturing facility in San Diego, California for $13.1 million. The facility includes land, building and related improvements, equipment, furniture, and an adjacent parcel of land.

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

         Assets purchased under debt (installment notes) or capital lease financing arrangements consist of building and improvements, laboratory, leasehold improvements, operating, office and computer equipment with a cost of approximately $15,838,000 at December 31, 1995 and 1996. Accumulated depreciation of these assets totaled approximately $1,788,000 and $2,478,052 at December 31, 1995 and 1996, respectively. The weighted average interest rate for debt and capital lease obligations in 1996 was 10.13%.

         During the fourth quarter of 1995, the Company entered into a loan agreement for $9,938,000 to finance the purchase of a manufacturing and research facility in San Diego, California. The loan bears interest at 10.0% per annum and is for a period of ten years, amortized over 30 years. The loan is secured by the property purchased.

         Future principal payments under installment notes and minimum future payments under capital leases, are as follows at December 31, 1996:

(In thousands)
--------------------------------------------------------------------------------
                                                             Capital
                                         Installment           Lease
Years ending December 31,                      Notes     Obligations       Total
--------------------------------------------------------------------------------
1997                                        $  1,492     $      210     $ 1,702
1998                                           1,545            318       1,863
1999                                           1,543            119       1,662
2000                                           1,543             --       1,543
2001                                           1,043             --       1,043
Thereafter                                    25,031             --      25,031
--------------------------------------------------------------------------------
                                              32,197            647      32,844
Less amount representing interest             20,372             88      20,460
--------------------------------------------------------------------------------
Present value of net minimum payments         11,825            559      12,384
Current portion                                  503            157         660
--------------------------------------------------------------------------------
Amounts due after one year                  $ 11,322     $      402     $11,724
================================================================================

7.  LEASE COMMITMENTS

         In 1996, the Company leased facilities in Fremont and San Jose as well as two facilities in Milpitas located in the State of California. The Company also leased a facility in the United Kingdom. In December 1995, the Company terminated its remaining lease of the Menlo Park facility. Rent expense under all of these arrangements was approximately $1,238,000 in 1994, $1,421,600 in 1995, and $1,610,000 in 1996. Rental commitments under the building and equipment operating leases are as follows at December 31, 1996:

(In  thousands)
--------------------------------------------------------------------------------
Years ending December 31,                                                 Total
--------------------------------------------------------------------------------
1997                                                                  $   1,560
1998                                                                        902
1999                                                                        688
2000                                                                        639
2001                                                                        669
Thereafter                                                               10,933
--------------------------------------------------------------------------------
Total minimum lease payments                                          $  15,391
================================================================================

         The Company entered into an eighteen-year lease agreement beginning in January, 1996, for a facility totaling approximately 50,000 square feet in Fremont, California. This facility includes administrative, and research and development usage. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

         The Company entered into a lease agreement for a storage and shipping facility totaling approximately 5700 square feet in Milpitas, California. The lease which expires on November, 1999 and has an annual rent expense which ranges from $55,000 to $62,000.

8.  LITIGATION

         On December 21, 1994, Collagen Corporation filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the manufacturing process for collagen, including breach of contract and fraud. The Complaint seeks unspecified damages and injunctive relief related to Matrix's manufacture of collagen, its regulatory filings and its hiring of current or former Collagen employees. On February 14, 1995, the Company filed its answer to Collagen's complaint, denying all claims of misappropriation, asserting several affirmative defenses and seeking recovery of its attorneys' fees. Matrix has also filed a cross-complaint against Collagen and Howard Palefsky, Collagen's Chairman and former Chief Executive Officer, seeking recovery of damages for defamation, violations of California antitrust law and other causes of action.

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

         Discovery in the case is ongoing. The trial is scheduled to begin on April 7, 1997.

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

         The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms, or at all. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $2,000,000 in 1997.

9. STOCKHOLDERS' EQUITY

Preferred Stock In August 1994, the Company issued 13,334 shares of Series A preferred stock to a group of private investors and received proceeds of $11,790,000, net of offering costs. During the first quarter of 1996, 13,334 outstanding shares of the Company's Series A preferred stock were converted into 1,333,400 shares of the Company's common stock.

Preferred Share Purchase Rights Plan On April 17, 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan under which stockholders receive one one-hundredth Series B junior participating preferred share purchase right for each share of Matrix common stock. The rights will be distributed as a non-taxable dividend, will expire on May 28, 2005, and will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the Company's common stock. The Board of Directors designated 150,000 shares as Series B junior participating preferred stock. As of December 31, 1996, no shares were issued or outstanding.

Common Stock On August 29, 1995, the Company raised in a private placement of the Company's common stock, $16.8 million after issuance costs from a group of investors. The offering involved the sale of 1,481,982 new shares of the Company's common stock at a price of $12.00 per share.

         On October 17, 1995, the Company closed a public offering pursuant to which 4,097,000 new shares of the Company's common stock were sold at $13.25 per share, which resulted in net proceeds of $50.9 million to the Company.

         On April 8, 1996, the Company closed a public offering pursuant to which 3,162,500 new shares of the Company's common stock were sold at $22.63 per share resulting in net proceeds of $67.4 million to the Company.

10. STOCK OPTIONS PLANS

1991 Directors Stock Option Plan The Board of Directors adopted a Directors Stock Option Plan in 1991. In May 1994, the Board amended the plan which was approved by stockholders at the annual stockholders' meeting in June 1995. Under the amended plan, each individual who first becomes a non-employee member of the Board of Directors will be automatically granted a non-statutory option to purchase 40,000 shares of common stock which vest over a three-year period. Each non-employee director (upon re-election to the Board) will automatically receive an option to purchase 3,000 shares of common stock which vest over a one-year period. The amended plan includes a provision for a special option grant for Board members to receive a second stock option grant for 40,000 shares of common stock upon the termination of a member's affiliation with a venture capital firm, investment entity or corporate partner for which the member was affiliated upon his appointment to the Board. Such member will not be eligible to receive the automatic option grant of 3,000 shares until the first annual stockholders' meeting held more than 6 months after the date of the special option grant. Options have a maximum term of 10 years. The maximum number of shares which may be issued under the automatic option grant program is 342,858 shares. At December 31, 1996, the total number of common shares reserved for issuance under director's stock options was 342,858, of which 68,366 remain available for grant. At December 31, 1996, options to purchase 183,966 shares of common stock under the Director Stock Plan were exercisable.

Restricted stock plan The Company's Restricted Stock Plan ("the Plan") permits the Company to (i) grant incentive options at 100 percent of fair value at the date of grant; (ii) grant non-qualified options at 85 percent of fair value or greater; and (iii) grant purchase rights authorizing the sale of common stock at 85 percent of fair value subject to stock purchase agreements. Options may become exercisable immediately or in installments over time as specified in each option agreement. Shares purchasable under immediately exercisable options and under purchase rights may be subject to repurchase by the Company in the event of termination of employment; the Company's repurchase right shall lapse in one or more installments over the purchaser's period of service. The term of the Plan is ten years. Options have a maximum term of ten years except that options granted to ten-percent stockholders have a maximum term of five years. In May 1994, an additional 450,000 shares of common stock were reserved for issuance pursuant to the Plan. In May, 1996, an additional 850,000 shares of common stock were reserved for issuance pursuant to the Plan. At December 31, 1996, the total number of common shares reserved for issuance under restricted stock options was 2,119,892 of which 248,256 remain available for grant.

Activity under the Restricted Stock Plan is as follows:
                                                             Purchase
                                                               rights                                      Weighted*
                                                                  and                                       average
                                            Shares            options                                      exercise
                                         available        outstanding              Price per share            price
                                       ------------       ------------      ----------------------    --------------
Balances at December 31, 1993              202,106          1,012,907        $  0.23  -   $ 10.25
Additional authorization                   450,000                 --
Grants of options and purchase rights     (296,500)           296,500        $ 10.75  -   $ 13.50
Exercise of options and purchase rights         --            (36,375)       $  0.23  -   $  9.00
Forfeitures                                 28,403            (28,403)       $  0.37  -   $ 11.38
                                       ------------       ------------      ----------------------    -------------
Balances at December 31, 1994              384,009          1,244,629        $  0.23  -   $ 13.50

Grants of options and purchase rights     (397,100)           397,100        $ 10.41  -   $ 15.00         $  11.96
Exercise of options and purchase rights         --           (135,158)       $  0.23  -   $ 11.38         $   2.87
Forfeitures                                 39,581            (39,581)       $  5.63  -   $ 14.63         $   9.39
                                       ------------       ------------      ----------------------    -------------
Balances at December 31, 1995               26,490          1,466,990        $  0.23  -   $ 15.00         $   7.18

Additional authorization                   850,000                 --
Grants of options and purchase rights   (1,214,050)         1,214,050        $  6.16  -   $ 26.00         $  10.42
Exercise of options and purchase rights         --           (223,588)       $  0.23  -   $ 13.50         $   4.04
Forfeitures                                585,816           (585,816)       $  5.63  -   $ 26.00         $  14.15
                                       ------------       ------------      ----------------------    -------------
Balances at December 31, 1996              248,256          1,871,636        $  0.23  -   $ 21.00         $   7.47
                                       ============       ============

*Weighted Average Price per Share not required for 1994

         At December 31, 1996, options to purchase 753,186 shares of common stock were exercisable at a weighted-average exercise price of $5.05 per share. At December 31, 1995, options to purchase 919,665 shares of common stock were exercisable at a weighted-average exercise price of $4.38 per share.

         Exercise prices for options outstanding as of December 31, 1996 ranged from $0.23 to $21.00 per share. The weighted-average remaining contractual life of those options is 8.3 years. Ranges of exercise price for 1996 are as follows:


                                                                         Weighted-
                                                                           average
                                                    Weighted-            remaining          Number        Weighted-
                                     Number           average          contractual              of          average
                                 of options          exercise             life (in     exercisable         exercise
      Exercise price range      outstanding             price               years)         options            price
---------------------------    -------------       -----------      ---------------    ------------    -------------
 $    0.23  -   $     0.37          348,296         $    0.36                 4.0          348,296       $     0.36
 $    5.63  -   $     9.00          997,728         $    7.18                 9.0          206,171       $     6.99
 $   10.25  -   $    21.00          525,612         $   12.74                 8.5          198,719       $    11.25
                               -------------       -----------      --------------    -------------    -------------
                                  1,871,636         $    7.47                 8.3          753,186       $     5.05
                               =============       ===========      ==============    =============    =============

         On September 26, 1996 the Board of Directors approved a resolution to offer eligible employees (excluding executive officers) holding stock options granted under the Plan, the opportunity to exchange their original stock options for new options granted at the then current fair market value. Under this program, each outstanding option granted from 1993 to 1996 with a price in excess of $7.50 per share can be replaced with a new option grant for the same number of shares with an exercise price of $7.50 per a share. As a result, options on 409,050 shares were canceled and regranted at $7.50 per share. The new options have vesting periods ranging from two to four years depending upon the year the original grant was issued and are exercisable in installments over time as specified in each option agreement.

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensations," and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The Black-Scholes option pricing model is used to calculate the fair value of these options for 1995 and 1996 under SFAS 123 with the following assumptions: dividend yield of zero % for both years, volatility factors of .62 for 1995 and
 .66 for 1996, risk-free interest rate of 6.1% for 1995 and 6.2% for 1996, assumed forfeiture rate of 6.4% for both years, and an expected life of 4.0 years for both years.

         Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 the Company's net income (loss) and earnings per share for 1995 and 1996 would have been as follows:
-----------------------------------------------------------------------------
                                         For the Years ended December 31,
(In thousands)                         1995                          1996
-----------------------------------------------------------------------------
Net loss - as reported               $(26,617)                     $(29,643)

Net loss - pro forma                 $(26,761)                     $(30,706)

Net loss per share - as reported       $(2.19)                       $(1.48)

Net loss per share - pro forma         $(2.20)                       $(1.53)

         The weighted average fair value of options granted at fair market value during 1995 and 1996 is estimated at $6.98 and $5.73, respectively on the date of grant. The weighted average of options granted at below fair market value during 1995 and 1996 is estimated at $7.56 and $7.39, respectively on the date of grant.

         SFAS 123 is effective for options granted by the Company commencing January 1, 1995. All options granted before January 1, 1995 have not been valued and no pro forma compensation expense has been recognized. However, any option granted before January 1, 1995 that was repriced in 1996 is treated as a new grant within 1996 and valued accordingly. In addition, as compensation expense is recognized over the vesting period of the option, the pro forma effect will not be fully reflected until approximately 1998.

11. INCOME TAXES

         As of  December  31,  1996,  the  Company  had  federal  and  state net operating loss carryforwards of approximately $101,400,000 and $10,600,000 respectively. The Company also had federal research and development tax credit carryforwards of approximately $2,300,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2011, if not utilized. The state of California net operating losses will expire at various dates beginning in 1997 through 2000, if not utilized.

         Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company does not expect the limitation to impact its ability to utilize all of its current net operating loss and credit carryforwards.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes for the years ended
December 31, 1994, 1995, and 1996 are as follows:

(In  thousands)
=====================================================================================================================

At December 31,                                                       1994                1995                 1996
---------------------------------------------------------------------------------------------------------------------
Deferred tax assets
     Net operating loss carryforwards                          $    16,500         $    25,500              $35,000
     Research credits                                                1,900               2,700                3,500
     Capitalized research expenses                                   1,200               3,800                5,300
     Other                                                             300                 900                1,900
---------------------------------------------------------------------------------------------------------------------

     Total deferred tax assets                                 $    19,900         $    32,900              $45,700
     Valuation allowance for deferred tax assets                   (19,900)            (32,900)             (45,700)
---------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                        $        --         $        --              $    --
=====================================================================================================================

         The net valuation allowance increased by $7,500,000, $13,000,000 and $12,800,000 in 1994, 1995, and 1996, respectively.

12. RELATED PARTIES

         During the years ended December 31, 1996, 1995, and 1994, legal fees of approximately $1,843,100, $1,494,700, and $420,200, respectively, were paid to Brobeck, Phleger & Harrison, a law firm in which a current director of the Company is a senior partner. As of December 31, 1996 and 1995, amounts owed to Brobeck, Phleger, & Harrison were $387,300, and $115,800, respectively.

13. EMPLOYEE SAVINGS AND RETIREMENT PLAN

         The Company adopted a 401 (k) savings and retirement plan in January 1990. The plan covers all eligible employees who are 21 years of age or older. In May 1996, the Company approved a matching contribution under the Company's 401 (k) plan. Under this program, retroactive to January 1, 1996, the Company makes a matching contribution on behalf of each eligible employee equal to 12.5% of salary deferral contribution for 1996 and 50% beginning on January 1, 1997. The Company contributes to the plan new shares of its common stock at fair market value to satisfy its liability for matching contributions. Company matching contributions were $71,000 in 1996.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Matrix Pharmaceutical, Inc.


We have audited the accompanying consolidated balance sheets of Matrix Pharmaceutical, Inc. (a development stage company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (February 11, 1985) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Pharmaceutical, Inc. (a development stage company) at December 31, 1995 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (February 11, 1985) to December 31, 1996, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP


Palo Alto, California
January 28, 1997