Form 10-Q
period 1997-03-31
MATRIX PHARMACEUTICAL INC/DE
filed 1997-05-12
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

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


                                Yes   X     No
                                   ------     ------

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1997: 21,269,530.

                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX





PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.       Financial   Statements                                        Page
              ----------------------                                         No.

              Condensed Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                            3

              Condensed Consolidated Statements of Operations -
              Three Months Ended March 31, 1997 and 1996                      4

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996                      5

              Notes to Condensed Consolidated Financial Statements            6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8


PART II. OTHER INFORMATION
         -----------------

              Risk Factors                                                   10

Item 6.       Exhibits and Reports on Form 8-K                               19

              Signatures                                                     20


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                      Condensed Consolidated Balance Sheets

                                 (In thousands)

                                                            March 31,    December 31,
                                                              1997          1996
                                                            ---------    ---------
Assets                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                   9,435    $  20,138
    Short-term investments                                     38,998       38,997
    Inventory                                                   1,872          758
    Other current assets                                        2,839        2,283
                                                            ---------    ---------
       Total current assets                                    53,144       62,176

Property and equipment, net                                    17,712       17,152
Non-current investments                                        55,281       55,449
Deposits and other assets, net                                    168          173
                                                            ---------    ---------
                                                            $ 126,305    $ 134,950
                                                            =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            3,214    $   2,636
    Accrued compensation                                          727        1,045
    Accrued clinical trials                                     1,370        1,239
    Other accrued liabilities                                   1,736        2,135
    Current portion of debt and capital lease obligations         627          660
                                                            ---------    ---------
       Total current liabilities                                7,674        7,715

Debt and capital lease obligations, less current portion       11,665       11,724
Stockholders' equity
    Capital stock                                             222,327      222,256
    Other                                                        (971)        (856)
    Deficit accumulated during the development stage         (114,390)    (105,889)
                                                            ---------    ---------
       Total stockholders' equity                             106,966      115,511
                                                            ---------    ---------
                                                              126,305    $ 134,950
                                                            =========    =========

                             See Accompanying Notes

                                                                            Page 3

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                     (In thousands except per share amounts)


                                                         Three Months Ended
                                                              March 31,

                                                         1997            1996
                                                       --------        --------
                                                     (Unaudited)     (Unaudited)

Revenues                                               $   --          $  --

Costs and expenses:
   Research and development                               6,545           5,700
   Selling, general and administrative                    3,622           2,128
                                                       --------        --------
      Total costs and expenses                           10,167           7,828
                                                       --------        --------

Loss from operations                                    (10,167)         (7,828)

Interest and other income, net                            1,666             750
                                                       --------        --------

Net loss                                               $ (8,501)       $ (7,078)
                                                       ========        ========

Net loss per share                                     $  (0.40)       $  (0.42)
                                                       ========        ========

Weighted average number
of shares outstanding                                    21,259          16,941
                                                       ========        ========

                             See Accompanying Notes
                                                                          Page 4

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                           Condensed Consolidated Statements of Cash Flows
                                          Increase (Decrease) in Cash and Cash Equivalents

                                                           (In thousands)

                                                                                                        For the Three Months
                                                                                                            Ended March 31


                                                                                                       1997                  1996
                                                                                                     --------              --------
                                                                                                    (Unaudited)          (Unaudited)
Cash flows from operating activities:
       Net loss                                                                                      $ (8,501)             $ (7,078)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
         Depreciation, amortization and other                                                             335                   300
       Changes in assets and liabilities:
         Inventory                                                                                     (1,114)                 --
         Other changes in assets and liabilities                                                         (559)                 (573)
                                                                                                     --------              --------
          Net cash used by operating activities                                                        (9,839)               (7,351)

Cash flows from investing activities:
       Capital expenditures                                                                              (843)                 (693)
       Investment in securities available-for-sale                                                       --                 (20,658)
       Proceeds of securities-available-for-sale                                                         --                     268
       Maturities of investments                                                                         --                   6,221
                                                                                                     --------              --------
         Cash flows provided (used) by investing activities                                              (843)              (14,862)

Cash flows from financing activities:
       Payments on debt and capital lease obligations                                                     (92)                 (134)
       Net cash proceeds from issuance of:
         Debt and capital lease financing                                                                --                    --
         Capital stock                                                                                     71                   328
                                                                                                     --------              --------
         Cash flows provided by financing activities                                                      (21)                  194
Net decrease in cash and cash equivalents                                                             (10,703)              (22,019)
Cash and cash equivalents at the beginning of period                                                   20,138                55,675
                                                                                                     --------              --------
Cash and cash equivalents at the end of period                                                       $  9,435              $ 33,656
                                                                                                     ========              ========

                                                       See Accompanying Notes

                                                                                                                              Page 5


                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997


1.       Basis of presentation

                  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year ending December 31, 1997. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, which were included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission.


2.       Principles of consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany balances and transactions.

3.       Net loss per share

                  Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share," which the Company is required to adopt for its fiscal year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company's compliance with SFAS 128 is not expected to have a material impact on the Company's calculation of per share earnings or loss.

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

                  The Company maintains its cash, cash equivalents and investments in several different instruments held by a bank and a brokerage house. This diversification of risk is consistent with the Company's investment policy which is to maintain liquidity and ensure the safety of principal.

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

                  The case has been assigned out to trial. The first pre-trial motion was heard by the trial judge on Monday May 5, 1997. Further pre-trial motions will be heard on May 16, 1997 with trial to follow thereafter.

                  The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms, or at all. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $3,500,000 in 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-Q contains, in addition to historical statements, forward-looking statements including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited sales and marketing experience; limited manufacturing experience; uncertainty regarding patents and proprietary rights; and uncertainty of pharmaceutical pricing; no assurance of adequate reimbursement, please see the Risk Factors" section included in the Company's 1996 Form 10-K and in this Form 10-Q as well as forward-looking statements discussed below and elsewhere in this report.

Results of Operations

Three Months Ended March 31, 1997 and 1996

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to March 31, 1997, the Company has incurred a cumulative net loss of $114,390,000.

         The Company had no revenue in either of the first quarters of 1997 and 1996.

         Research and development expenses for the first quarter of 1997 increased by 15% to $6,545,000 as compared to $5,700,000 for the first quarter of 1996. This increase was primarily due to increases in clinical costs to support the IntraDose Injectable Gel cancer program, a higher level of production development expenses in preparation for the commercial introduction of AccuSite(TM), and higher occupancy costs. This increase was partially offset by lower expenses on clinical trials for AccuSite(TM) as well as the transfer of certain production expenses to inventory at the end of the quarter.

         Selling, general and administrative expenses for the first quarter of 1997 increased by 70% to $3,622,000 as compared to $2,128,000 for the first quarter of 1996. This increase was primarily due to higher legal expenses due to the ongoing Collagen litigation, market launch expenses for AccuSite(TM) in Europe, and higher personnel expenses. The legal expenses related to the ongoing litigation with Collagen, regardless of outcome, may exceed $3,500,000 in 1997.

         Net interest and other income increased to $1,666,000 for the first quarter of 1997 as compared to $750,000 for the first quarter of 1996. This increase was primarily the result of higher average balances in cash, cash equivalents, and marketable securities due to a follow-on public offering in April 1996, which contributed net proceeds of $67.4 million, and rental income received from the lease of a section of the Company's San Diego facility.

Liquidity and Capital Resources

         At March 31, 1997, the Company had $103.7 million in cash, cash equivalents and marketable securities compared to $114.6 million at December 31, 1996. During the first quarter of 1997, cash was primarily used to fund operating expenses, inventory, and capital purchases.

         The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand, sales from AccuSite(TM) as well as additional capital generated through equity and debt financings and collaborative agreements.

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

         The Company expects to incur substantial additional costs relating to the continued clinical development of its products, continued research and development programs, the development of marketing and manufacturing capabilities, the purchase of additional capital equipment and general working capital requirements. The Company anticipates that its existing and committed capital resources including the proceeds of the April 1996 public offering and commercial sales of AccuSite(TM) will enable it to maintain its current and planned operations through 1998. The Company may require additional outside financing to complete the process of bringing current products to market, and while the Company is not aware of any limitations on future sources of capital, there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the first quarter of 1997 and 1996.

         The Company began selling and marketing activities with respect to AccuSite (TM) in the United Kingdom during the first quarter of 1997. During the second quarter of 1997, the Company commenced sales of AccuSite(TM) in the United Kingdom for the treatment of genital warts. Also, during the first and second quarters of 1997, the Company signed agreements pursuant to which one company has exclusive rights to distribute AccuSite(TM) in Italy, and another company has exclusive rights to distribute AccuSite(TM) in Spain and Portugal.

         The Company has filed separate regulatory submissions for AccuSite(TM) in Germany, France and Italy. Additionally, the regulatory approval in the United Kingdom was submitted in other countries of the European Union under the mutual recognition process. These applications are currently under review by the relevant regulatory authorities.

         In the United States, the Company received an action letter in December 1996 from the Food and Drug Administration (FDA) identifying issues that need to be resolved before the Company's New Drug Application (NDA) for AccuSite(TM) can be approved for the treatment of genital warts. In March 1997, the Company submitted an amendment to its NDA that the Company believes addresses the questions raised in the FDA's action letter and during a subsequent meeting. If the Company fails to commercialize its program for genital warts in the United States, this would have a material adverse impact on the future revenues of the company.

                           PART II. OTHER INFORMATION

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

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an NDA requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do many of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's AccuSite product, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for a product must be inspected and accepted by the FDA as being in compliance with cGMP regulations prior to approval of the product. There can be no assurance that the Company's current manufacturing facilities in San Jose and Milpitas will continue to be accepted by the FDA, or that its San Diego facility will be accepted in the future, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

         Matrix has used three different sources of collagen gel in the products on which it has conducted clinical trials: Koken Co., Ltd. ("Koken"), Collagen Corporation ("Collagen") and its own production. The Company intends to use collagen gel of its own manufacture in products it markets commercially if FDA approval is received. Accordingly, the Company has not referenced Collagen's Pre-Market Approval files in its NDA. (See "--Litigation" )

         However, as noted above, when there has been a manufacturing change in a product, such as a change in the supplier of a component, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product as shown in earlier clinical trials. Accordingly, Matrix has conducted a series of preclinical studies to show comparability of products made from Collagen, Koken and Matrix collagen gel, a human pharmacokinetic study to show comparability of products made with Matrix and Collagen collagen gel, and Phase III clinical trials showing comparability in clinical performance of a product made with Koken collagen gel and a product made with Collagen collagen gel. The Company also conducted a Phase III(b) clinical trial to demonstrate the comparable clinical performance of a product made with Matrix collagen gel to a product made with Collagen collagen gel. The Company believes that all studies conducted to date have supported the comparable clinical performance of products made with collagen gel from all three sources, but there can be no assurance that the FDA will agree. In addition, there can be no assurance that the FDA will not require further clinical demonstrations either of the comparability of a product made with Matrix collagen gel to product made with Collagen collagen gel or Koken collagen gel, or the safety and efficacy of a product made with Matrix collagen gel. If questions arise during the FDA review process about comparability or about the safety and efficacy of a product made with collagen, it could delay the approval process or prevent approval and will increase the costs of obtaining such approval.

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

         Both  before  and  after   approval  is   obtained,   a  product,   its
manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process or thereafter (including after approval), may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the NDA holder. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product, manufacturer, or the NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development. See "--Uncertainty of Pharmaceutical Pricing; No Assurance of Adequate Reimbursement.

         The Company's NDA for AccuSite was accepted for filing by the FDA in November 1995. In December 1996, the Company announced that it received an action letter from the FDA identifying issues that will need to be resolved before the Company's NDA for AccuSite can be approved for the treatment of genital warts.

         The FDA letter cited the information submitted by Matrix to be inadequate and said that the AccuSite application is consequently not approvable as submitted. The FDA's response raised issues relating to clinical matters (the importance of the persistence of one side effect as it relates to product equivalence, length of patient follow-up, and a potential risk of serious side effects -- though no such side effects were observed in clinical studies), chemistry matters (e.g., expiration dating and sampling plans) and microbiology issues (e.g., filter and equipment sterilization validations). In February 1997, the Company met with FDA officials to discuss the clinical issues raised in the agency's December 1996 letter. In March 1997, Matrix filed an amendment to its NDA that the Company believes addresses the questions raised in the action letter and during the subsequent meeting. However, there can be no assurance that the FDA may not ask for additional information on these issues, or raise new issues, either of which could delay or preclude marketing approval. If the Company fails to commercialize its program for genital warts in the United States, this could have a material adverse impact on the Company.

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

         The Company filed its MAA for AccuSite in the United Kingdom in August 1995 and subsequently filed an MAA in Germany, France, and Italy. In May 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that a product license has been granted for AccuSite for the treatment of genital warts. In December 1996, the Company submitted an application for mutual recognition of the United Kingdom approval by various members of the European Union to which it did not make a national submission. However, there can be no assurance of mutual recognition by other participating countries of the approval obtained in the United Kingdom. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product or to compare the efficacy of the product to other treatments, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

Uncertainties Associated with Clinical Trials

         Matrix has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension, or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA or the Company may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA.

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

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of March 31, 1997, the Company's accumulated deficit was approximately $114.4 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products and entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

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

Limited Sales and Marketing Experience

         The Company intends to market and sell certain of its products, if successfully developed and approved, through a dedicated contract sales force in the United States and certain countries in Europe, by co-promoting certain products to selected physician specialties, and through sales and marketing partnership arrangements in other countries. The Company currently has limited marketing and sales staff, utilizes a small contract sales organization in the UK, and has not entered into co-promotion or distribution arrangements other than for Italy, Spain and Portugal. The Company is developing a sales and marketing plan for AccuSite and its other products in clinical development. In order to market its products directly, the Company must develop a sales force with technical expertise. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that there will be sufficient sales of AccuSite or other products to fund related expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

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

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances used in the Company's products, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the components of raw materials utilized in its products. Matrix is also in the process of attempting to approve second sources for as many as possible of these supplies. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, and thus the ability to complete the clinical trials or to commercialize products. In addition, the Company's ability to commercialize its IntraDose Injectable Gel product in the United States could be limited by the issuance in 1996 of a new U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in IntraDose, if the newly-issued patent were upheld and if IntraDose were found to infringe that patent, and if the Company were unable to obtain a license under that patent. See "--Uncertainty Regarding Patents and Proprietary Rights." The Company's process for manufacturing collagen gel is currently being challenged in litigation with Collagen. See "--Litigation."

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

         The case has been assigned out to trial. The first pre-trial motion was heard by the trial judge on Monday May 5, 1997. Further pre-trial motions will be heard on May 16, 1997 with trial to follow thereafter.

         The Company believes that the manufacturing process which it has developed for collagen gel does not incorporate any Collagen trade secrets and that the lawsuit filed by Collagen is without merit. Although the Company intends to defend against this suit vigorously, no assurances can be given regarding its eventual outcome. This litigation does not involve any claims of patent infringement. A finding of misappropriation of trade secrets could result in damages and/or a significant restriction on the Company's ability to manufacture its products. Such a finding would also require the Company to alter its manufacturing process, or seek an alternate source of collagen gel. There can be no assurance that the Company would be able to alter its manufacturing process, if required, in a timely manner, or at all or that it would be able to secure an alternative source of collagen gel on commercially reasonable terms, or at all. As a result, there can be no assurance that this lawsuit will not delay the Company's product approvals or affect its ability to manufacture its products, each of which would have a material adverse effect on the Company, its prospects and financial condition. Additionally, the costs of litigating this matter, regardless of outcome, may exceed $3,500,000 in 1997.

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

Volatility of Stock Price; No Dividends

         The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and in addition, the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other biopharmaceutical products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

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

                           MATRIX PHARMACEUTICAL, INC.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27      Financial Data Schedule


         (b)      Reports on Form 8-K

                  There were no current Reports on Form 8-K filed during the quarter ended March 31, 1997.

                           MATRIX PHARMACEUTICAL, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MATRIX PHARMACEUTICAL, INC.





Date:    May 7, 1997                        By:      /s/ James R. Glynn
     ----------------------------                    ---------------------------
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