Form 10-Q
period 1997-06-30
MATRIX PHARMACEUTICAL INC/DE
filed 1997-08-13
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



Commission File number:    0-19750
                          ---------

                           MATRIX PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                          94-2957068
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


  34700 Campus Drive, Fremont, California                        94555
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

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1997: 21,291,530.


                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.       Financial   Statements                                                                        Page No.

              Condensed Consolidated Balance Sheets -
              June 30, 1997 and December 31, 1996                                                              3

              Condensed Consolidated Statements of Operations -
              Three Months and Six Months Ended June 30, 1997 and 1996                                         4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                                                          5

              Notes to Condensed Consolidated Financial Statements                                             6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9


PART II. OTHER INFORMATION

              Risk Factors                                                                                    12

Item 4.       Submission of Matters to a Vote of Security Holders                                             22

Item 6.       Exhibits and Reports on Form 8-K                                                                23

              Signatures                                                                                      24



                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                     Condensed Consolidated Balance Sheets

                                                            (In thousands)
                                                        June 30,    December 31,
                                                          1997          1996
                                                       ---------      ---------
Assets                                                (Unaudited)

Current assets:
        Cash and cash equivalents                      $  18,407      $  20,138
        Short-term investments                            27,441         38,997
        Inventories                                        1,224            758
        Other current assets                               2,103          2,283
                                                       ---------      ---------
                Total current assets                      49,175         62,176

Property and equipment, net                               18,371         17,152
Non-current investments                                   50,038         55,449
Deposits and other assets, net                               158            173
                                                       ---------      ---------
                                                       $ 117,742      $ 134,950
                                                       =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                               $   3,052      $   2,636
        Accrued compensation                                 818          1,045
        Accrued clinical trials                            1,599          1,239
        Other accrued liabilities                          1,470          2,135
        Current portion of debt and capital
           lease obligations                                 607            660
                                                       ---------      ---------
                Total current liabilities                  7,546          7,715

Long Term liabilities:
        Debt and capital lease obligations,
           less current portion                           11,644         11,724
        Deferred other income                              2,193             --
                                                       ---------      ---------
                Total long-term liabilities               13,837         11,724

Stockholders' equity
        Capital stock                                    224,707        222,256
        Notes receivable from shareholders                (2,313)            --
        Other                                               (617)          (856)
        Deficit accumulated during the
          development stage                             (125,418)      (105,889)
                                                       ---------      ---------
                Total stockholders' equity                96,359        115,511
                                                       ---------      ---------
                                                       $ 117,742      $ 134,950
                                                       =========      =========


                             See accompanying notes


                                                    MATRIX PHARMACEUTICAL, INC.
                                                   (a development stage company)

                                          Condensed Consolidated Statements of Operations
                                              (In thousands except per share amounts)
                                                            (Unaudited)



                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
                                                                         1997            1996               1997              1996
                                                                     --------          --------          --------          --------

Revenues                                                             $   --            $   --            $   --            $   --

Costs and expenses:
        Research and development                                        7,798             6,304            14,343            12,004
        Selling, general and administrative                             4,791             2,176             8,413             4,304
                                                                     --------          --------          --------          --------
               Total costs and expenses                                12,589             8,480            22,756            16,308
                                                                     --------          --------          --------          --------

Loss from operations                                                  (12,589)           (8,480)          (22,756)          (16,308)

Interest and other income, net                                          1,561             1,274             3,227             2,024
                                                                     --------          --------          --------          --------

Net loss                                                             $(11,028)         $ (7,206)         $(19,529)         $(14,284)
                                                                     ========          ========          ========          ========

Net loss per share                                                   $  (0.52)         $  (0.34)         $  (0.92)         $  (0.76)
                                                                     ========          ========          ========          ========

Weighted average number
of shares outstanding                                                  21,276            20,877            21,267            18,909
                                                                     ========          ========          ========          ========

                                                       See accompanying notes


                                                    MATRIX PHARMACEUTICAL, INC.
                                                   (a development stage company)

                                           Condensed Consolidated Statements of Cash Flows
                                          Increase (Decrease) in Cash and Cash Equivalents

                                                           (In thousands)
                                                            (Unaudited)

                                                                                                             For the Six  Months
                                                                                                                Ended June 30
                                                                                                          1997               1996
                                                                                                        --------           --------
Cash flows from operating activities:
                Net loss                                                                                $(19,529)          $(14,284)
                Adjustments to reconcile net loss to
                 net cash used by operating activities:
                        Depreciation, amortization and other                                               1,189                627
                Changes in assets and liabilities:
                        Inventories                                                                         (930)              --
                        Deferred other income                                                              2,753               --
                        Other changes in assets and liabilities                                             (481)            (1,064)
                                                                                                        --------           --------
                         Net cash used by operating activities                                           (16,998)           (14,721)
Cash flows from investing activities:
                Capital expenditures                                                                      (1,790)            (1,352)
                Investment in available-for-sale securities                                              (16,000)           (96,431)
                Proceeds of available-for-sale securities                                                   --                8,404
                Maturities of investments                                                                 33,000              6,221
                                                                                                        --------           --------
                        Cash flows provided (used) by investing activities                                15,210            (83,158)
Cash flows from financing activities:
                Payments on debt and capital lease obligations                                              (178)              (281)
                Net cash proceeds from issuance of:                                                         --                 --
                        Debt and capital lease financing                                                      24               --
                        Capital stock                                                                        211             68,328
                                                                                                        --------           --------
                        Cash flows provided by financing activities                                           57             68,047
Net decrease in cash and cash equivalents                                                                 (1,731)           (29,832)
Cash and cash equivalents at the beginning of period                                                      20,138             55,675
                                                                                                        --------           --------
Cash and cash equivalents at the end of period                                                          $ 18,407           $ 25,843
                                                                                                        ========           ========

Supplemental  schedule of noncash investing and
  financing activities:
                Notes receivable from shareholders in exchange for
                        capital stock                                                                   $  2,313           $   --
                                                                                                        ========           ========


                                                       See accompanying notes



                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997


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

5.       Litigation

                  On December 21, 1994, Collagen Corporation ("Collagen") filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the Company's manufacturing process for collagen and seeking unspecified damages and injunctive relief. The Company denied all allegations of the complaint and subsequently filed a cross-complaint against Collagen and Howard Palefsky, Collagen's former Chairman and Chief Executive Officer, seeking recovery of damages for defamation, violations of state law unfair competition.

                  On May 23, 1997, the lawsuit between the parties was settled on mutually agreeable terms and dismissed with prejudice. All claims by and against all parties have been released. Matrix agreed that for a period of five years it shall not manufacture or sell products directly competitive with Collagen's current core products. Collagen has granted Matrix a non-exclusive license to certain Collagen intellectual property for certain non-monetary consideration.

6.        Notes receivable from stockholders

                  In March 1997, the Board of Directors authorized a special risk sharing arrangement designated as the Shared Investment Program ("Program"). Under the Program, the Company's executive officers and other key managerial personnel were given the opportunity to purchase shares of Common Stock in an individually designated amount per participant determined by the Committee of the Board of Directors. A total of 370,000 shares were purchased under the Program by nine eligible employees at $6.25 per share, the fair market value of the Common Stock on June 25, 1997, for an aggregate consideration of $2,312,500. The purchase price will be paid through the participant's delivery of a full-recourse promissory note payable to the Company. Each note bears interest at 6.69% compounded semi-annually and has a maximum term of nine years. The note will be secured by a pledge of the purchased shares with the Company. The Company recorded a notes receivable from participants in this program for $2,312,500 in the equity section in the Consolidated Balance Sheet.

7.       New accounting pronouncements

                  In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," which the Company is required to adopt for its fiscal year ended December 31, 1998. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for its fiscal year ended December 31, 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both standards will require additional disclosures, but will not have a material effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-Q contains, in addition to historical statements, forward-looking statements, including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited sales and marketing experience; limited manufacturing experience; dependence on sources of supply; rapid technological change; substantial competition; uncertainty regarding patents and proprietary rights; uncertainty of pharmaceutical pricing; and no assurance of adequate reimbursement, please see the "Risk Factors" section included in the Company's 1996 Form 10-K and in this Form 10-Q as well as other factors discussed below and elsewhere in this report.

Results of Operations

Three Months and Six Months Ended June 30, 1997 and 1996

         Since the Company's inception in 1985, the primary focus of its operations has been research and development and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its current and future products. For the period from its inception to June 30, 1997, the Company has incurred a cumulative net loss of $125,418,000.

         The Company had no revenue in either of the second quarters of 1997 and 1996 nor in the first six months of 1997 and 1996.

         Research and development expenses for the second quarter of 1997 increased by 24% to $7,798,000 as compared to $6,304,000 for the second quarter of 1996. For the first six months of 1997, research and development expenses increased by 19% to $14,343,000 compared to $12,004,000 in 1996. These quarterly and year-to-date increases were primarily due to a higher level of production expenses for AccuSite(TM), increases in manufacturing research and development and clinical personnel costs, increased clinical trial costs to support the IntraDose Injectable Gel cancer program, and higher occupancy costs. This increase was partially offset by lower expenses on clinical trials for AccuSite(TM).

         Selling, general and administrative expenses for the second quarter of 1997 increased by 120% to $4,791,000 as compared to $2,176,000 for the second quarter of 1996. For the first six months of 1997, selling, general and administrative expenses increased by 95% to $8,413,000 versus $4,304,000 for the same period in 1996. This increase was primarily due to higher legal expenses related to the Collagen litigation which was settled during the second quarter of 1996, market launch expenses for AccuSite, recruiting and relocation expenses, and higher personnel expenses. The legal expenses related to the Collagen lawsuit were $2,286,000 and $3,720,000 for the quarter and six months ended June 30, 1997, respectively, compared to $350,000 and $860,000 for the comparative periods of 1996.

         Net interest and other income increased to $1,561,000 for the second quarter of 1997 as compared to $1,274,000 for the second quarter of 1996. For the first six months of 1997, net interest and other income increased to $3,227,000 compared to $2,024,000 in 1996. The increase for the quarter and six months ended June 30, 1997 reflected rental income from the lease of a section of the Company's San Diego facility. In addition, for the six months ended June 30, 1997, interest income increased as a result of higher cash balances in effect during the first quarter of 1997 as compared to the same period in the prior year.

Liquidity and Capital Resources

         At June 30, 1997, the Company had $95.9 million in cash, cash equivalents and marketable securities compared to $114.6 million at December 31, 1996. During the six months ended June 30, 1997, $25.2 million in cash was used primarily to fund operating activites, inventory, and capital purchases. This was partially offset by interest and rental receipts of $3.6 million as well as $2.8 million received as part of a non-compete agreement.

         The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand, sales from AccuSite as well as additional capital that may be generated through equity and debt financings and collaborative agreements.

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

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13.1 million. This facility requires validation and process installation investments that will require capital expenditures of approximately $10.5 million of which $1.0 million has been incurred through June 30, 1997.

         The Company expects to incur substantial additional costs relating to the continued clinical development of its products, continued research and development programs, the development of marketing and manufacturing capabilities, the purchase of additional capital equipment and general working capital requirements. The Company anticipates that its existing and committed capital resources including the proceeds of its April 1996 public offering and commercial sales of AccuSite will enable it to maintain its current and planned operations at least through 1998. The Company may require additional outside financing to complete the process of bringing current products to market, and while the Company is not aware of any limitations on future sources of capital, there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the first six months of 1997 and 1996.

         The Company began selling and marketing activities with respect to AccuSite in the United Kingdom during the first quarter of 1997. The Company anticipates sales to gradually build in the United Kingdom as support is gained and the product is accepted by pharmacy formularies. However, the Company does not expect any material sales until 1998. Also, during the first half of 1997, the Company signed agreements pursuant to which one company has exclusive rights to distribute AccuSite in Italy and another company has exclusive rights to distribute AccuSite in Spain and Portugal.

         The Company has filed separate regulatory submissions for AccuSite in Germany, France and Italy. Additionally, the regulatory approval in the United Kingdom was submitted in certain other countries of the European Union under the mutual recognition process. In June 1997, AccuSite was recommended for marketing authorization in Belgium, Denmark, Finland, Ireland, Luxembourg, and the Netherlands through the mutual recognition process. Such recommendations typically lead to approval within 30-90 days. However, there can be no assurance that the Company will receive approval in such countries during such time period, if at all.

         In the United States, the Company received an action letter in December 1996 from the Food and Drug Administration (FDA) identifying issues that need to be resolved before the Company's New Drug Application (NDA) for AccuSite can be approved for the treatment of genital warts. In March 1997, the Company submitted an amendment to its NDA that the Company believes addresses the questions raised in the FDA's action letter and during a subsequent meeting. If the Company fails to commercialize its program for genital warts in the United States, this would have a material adverse impact on the future revenues of the company.

         In August 1997, the Company  signed an agreement  pursuant to which one
company  has  exclusive  rights  to  distribute   AccuSite  to  dermatology  and
obstetrics and gynecology audiences in the United States.

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

         The Company filed its MAA for AccuSite in the United Kingdom in August 1995 and subsequently filed an MAA in Germany, France and Italy. In May 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that a product license had been granted for AccuSite for the treatment of genital warts. In December 1996, the Company submitted an application for mutual recognition of the United Kingdom approval by various members of the European Union to which it did not make a national submission. In June 1997, AccuSite was recommended for marketing authorization in Belgium, Denmark, Finland, Ireland, Luxembourg and the Netherlands through the mutual recognition process. The recommendations should lead to formal approvals within 30-90 days. However, there can be no assurance of mutual recognition by other participating countries of the approval obtained in the United Kingdom. During the regulatory process, the MAA was withdrawn from Spain, Greece, Portugal, and Austria, and a national application was withdrawn from Sweden. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product or to compare the efficacy of the product to other treatments, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

Uncertainties Associated with Clinical Trials

         Matrix has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension, or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA or the Company may modify or suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA.

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

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of June 30, 1997, the Company's accumulated deficit was approximately $125.4 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products and entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

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

Limited Sales and Marketing Experience

         The Company intends to market and sell certain of its products, if successfully developed and approved, through its own dedicated salesforce in the United States. However, for AccuSite, the Company has entered into a sales and marketing agreement with Savage Laboratories, the U.S. marketing division of Altana, Inc., to sell, market and distribute AccuSite to dermatology and obstetrics and gynecology audiences in the United States. With the exception of the United Kingdom, the Company's strategy is to secure sales and marketing agreements, in the major European territories, for its products. The Company currently has limited marketing and sales staff, utilizes a small contract sales organization in the UK, and has not entered into co-promotion or distribution arrangements other than for Italy, Spain, Portugal and the United States. The Company is developing a sales and marketing plan for AccuSite and its other products in clinical development. In order to market its products directly, a sales force with technical expertise must be developed. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that there will be sufficient sales of AccuSite or other products to fund related expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

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

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California. The Company intends to use this facility to meet its long-term commercial scale production requirements. This facility requires validation and process installation investments that will require capital expenditures of approximately $10.5 million of which $1 million has been incurred through June 30, 1997. The Company estimates that this facility will not be available for production until late 1998. There can be no assurance that the Company will be able to validate and scale up this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delay to the Company's ability to meet product demand. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances used in the Company's products, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in its products. Matrix is also in the process of attempting to obtain approval of second sources for as many as possible of these supplies. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, and thus the ability to complete the clinical trials or to commercialize products. In addition, the Company's ability to commercialize its IntraDose Injectable Gel product in the United States could be limited by the issuance in 1996 of a U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in IntraDose, if the newly-issued patent were upheld and if IntraDose were found to infringe that patent, and if the Company were unable to obtain a license under that patent. See "--Uncertainty Regarding Patents and Proprietary Rights."

Litigation

         On December 21, 1994, Collagen Corporation ("Collagen") filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the Company's manufacturing process for collagen and seeking unspecified damages and injunctive relief. The Company denied all allegations of the complaint and subsequently filed a cross-complaint against Collagen and Howard Palefsky, Collagen's former Chairman and Chief Executive Officer, seeking recovery of damages for defamation, violations of state law unfair competition.

         On May 23, 1997, the lawsuit between the parties was settled on mutually agreeable terms and dismissed with prejudice. All claims by and against all parties have been released. Matrix agreed that for a period of five years it shall not manufacture or sell products directly competitive with Collagen's current core products. Collagen has granted Matrix a non-exclusive license to certain Collagen intellectual property for certain non-monetary consideration.

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

         In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In 1996, for instance, a composition-of-matter patent for the cytotoxic drug cisplatin was granted in the United States to a pharmaceutical company whose use patent on cisplatin as an anti-tumor agent expired in December 1996. The Company, on advice of patent counsel, believes the new patent for cisplatin, the active agent in the Company's IntraDose product, was improperly awarded and should be found invalid. However, if the new patent on cisplatin is upheld and if IntraDose were found to infringe that patent, there can be no assurance that the Company would be able to obtain a license to the patent in order to commercialize IntraDose in the United States.

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

Dependence Upon Qualified and Key Personnel

         Because of the specialized nature of the Company's business, the Company's ability to maintain its competitive position depends on its ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such persons. During the quarter, the Company's Chief Executive Officer resigned. The Company's Board of Directors is currently conducting a search for a new Chief Executive Officer. The loss of key personnel or the failure to recruit additional personnel could have a material adverse effect on the Company's business.

Product Liability Exposure; Limited Insurance Coverage

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of products during research or commercialization results in adverse effects. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance for clinical studies and commercial product. However, there can be no assurance that such coverage will be adequate or that adequate insurance coverage for future clinical or commercial activities will be available at all, or at acceptable cost, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

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

         In addition, bovine sourced materials are of some hypothetical concern because of transmission of Bovine Spongiform Encelphalopaty ("BSE"). The Company has taken all precautions to minimize the risk of contamination of its collagen with BSE including the use of U.S sourced cow hides. Materials made of cow hides are considered to be the lowest risk of transmission of BSE.

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

                           MATRIX PHARMACEUTICAL, INC.

PART II           OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1997 Annual Meeting of Stockholders was held on June 25, 1997. The following directors, all of whom served in such capacity prior to the meeting, were re-elected by the stockholders:

                                             For                   Withheld
                                             ---                   --------
         J. Stephan Dolezalek             19,244,145                936,103
         Edward E. Luck                   19,237,594                942,654
         John E. Lyons                    19,245,245                935,003
         Julius L. Pericola               19,245,645                934,603
         Alan E. Salzman                  18,506,442              1,673,806

The following additional matters were submitted to the stockholders for vote and approved at the meeting:

         o Approval of an amendment to the Company's 1988 Restricted Stock Plan ("the Plan") in order to (1) increase the maximum number of shares of common stock authorized for issuance under the Plan by an additional 2,000,000 shares and (2) the extension of the term of the Plan from September 2, 1998 to December 31, 2002. Of the total shares voting on the foregoing resolution, 7,836,268 voted in favor, 5,849,061 voted against, 1,607,880 abstained, and broker non-votes were 4,887,039.

         o Approval of a series of amendments to the Company's 1991 Director Stock Option Plan (the "Directors Plan"), including an increase in the maximum number of shares of common stock authorized for issuance under the Director's Plan by an addition of 250,000 shares. Of the total shares voting on the foregoing resolutions, 8,104,237 voted in favor, 5,590,924 voted against, 1,611,834 abstained, and broker non-votes were 4,873,253.

         o Ratification of the appointment of Ernst and Young as independent auditors of the Company for the fiscal year ending December 31, 1997. Of the total shares voting on the foregoing resolution, 20,123,305 voted in favor, 35,125 voted against, 24,818 abstained, and broker non-votes were 3,000.

                           MATRIX PHARMACEUTICAL, INC.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

Number            Exhibit Table
------            -------------
10.46*            Settlement and License Agreement  effective as of May 23, 1997 by and between Collagen Corporation and the Company

10.47* Distribution Agreement made as of August 4, 1997 by and between the Company and Altana, Inc.

10.48(1)          1988 Restricted Stock Plan (Amended and Restated through March
                  19, 1997)

10.49(2)          Form of Stock Issuance Agreement

10.50(3) 1991 Directors Stock Option Plan (Amended and Restated through March 19, 1997)

10.51(4)          Form of Non-Statutory Stock Option Agreement

27                Financial Data Schedule


                  (b)      Reports on Form 8-K

                           There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

--------
* Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

1 Incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 (No. 333-32213).
2 Incorporated by reference to Exhibit 99.6 of Registration Statement on Form S-8 (No. 333-32213).
3 Incorporated by reference to Exhibit 99.7 of Registration Statement on Form S-8 (No. 333-32213).
4 Incorporated by reference to Exhibit 99.8 of Registration Statement on Form S-8 (No. 333-32213).

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.



Date:    August 12, 1997                             By:      /s/ James R. Glynn
     --------------------------------                         ------------------
                                                              James R. Glynn
                                                              Interim Chief Executive Officer and President
                                                              Chief Operating Officer
                                                              Chief Financial Officer



                                                     Signing on behalf of the registrant and as principal
                                                     executive and financial officer