Form 10-Q
period 1997-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 1997-11-12
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

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

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1997: 21,886,946.

                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX





PART I.  FINANCIAL INFORMATION


Item 1.  Financial   Statements                                         Page No.


         Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996                             3

         Condensed Consolidated Statements of Operations -
         Three Months and Nine Months Ended September 30, 1997 and 1996       4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996                        5

         Notes to Condensed Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


PART II. OTHER INFORMATION

         Risk Factors                                                        12

Item 6.  Exhibits and Reports on Form 8-K                                    21

         Signatures                                                          22

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)


                     Condensed Consolidated Balance Sheets

                                                                (In thousands)

                                                           September 30,  December 31,
                                                               1997          1996
                                                             ---------    ---------
Assets                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                  $   4,062    $  20,138
  Short-term investments                                        56,548       38,997
  Inventories                                                     --            758
  Other current assets                                           3,277        2,283
                                                             ---------    ---------
    Total current assets                                        63,887       62,176

Property and equipment, net                                     23,704       17,152
Non-current investments                                         20,016       55,449
Deposits and other assets, net                                     370          173
                                                             ---------    ---------
                                                             $ 107,977    $ 134,950
                                                             =========    =========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                           $   4,399    $   2,636
  Special charges                                                2,867         --
  Accrued compensation                                           1,337        1,045
  Accrued clinical trials                                        1,361        1,239
  Other accrued liabilities                                      1,285        2,135
  Current portion of debt and capital lease obligations            779          660
                                                             ---------    ---------
    Total current liabilities                                   12,028        7,715

Long Term liabilities:
  Debt and capital lease obligations, less current portion      11,089       11,724
  Deferred other income                                          2,054         --
                                                             ---------    ---------
    Total long-term liabilities                                 13,143       11,724

Stockholders' equity
  Capital stock                                                224,895      222,256
  Notes receivable from shareholders                            (2,313)        --
  Other                                                           (494)        (856)
  Deficit accumulated during the development stage            (139,282)    (105,889)
                                                             ---------    ---------
    Total stockholders' equity                                  82,806      115,511
                                                             ---------    ---------
                                                             $ 107,977    $ 134,950
                                                             =========    =========

                             See accompanying notes

                                                                          Page 3

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                Condensed Consolidated Statements of Operations
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                     September 30,        September 30,
                                                 1997       1996        1997         1996
                                              --------    --------    --------    ---------
Revenues                                      $   --      $   --      $   --      $   --

Costs and expenses:
        Research and development                 7,182       6,110      21,525      18,114
        Selling, general and administrative      3,808       2,732      12,221       7,036
        Special charges                          4,518        --         4,518        --
                                              --------    --------    --------    ---------
                Total costs and expenses        15,508       8,842      38,264      25,150
                                              --------    --------    --------    ---------

Loss from operations                           (15,508)     (8,842)    (38,264)    (25,150)

Interest and other income, net                   1,644       2,030       4,871       4,054
                                              --------    --------    --------    ---------
Net loss                                      $(13,864)   $ (6,812)   $(33,393)   $(21,096)
                                              ========    ========    ========    =========
Net loss per share                            $  (0.64)   $  (0.32)   $  (1.56)   $  (1.07)
                                              ========    ========    ========    =========
Weighted average number
of shares outstanding                           21,706      21,248      21,414      19,689
                                              ========    ========    ========    =========


                             See accompanying notes

                                                                          Page 4

                          MATRIX PHARMACEUTICAL, INC.
                         (a development stage company)

                 Condensed Consolidated Statements of Cash Flows


                                 (In thousands)
                                  (Unaudited)
                                                                          For the Nine Months
                                                                          Ended September 30
                                                                           1997        1996
                                                                       ----------   ----------
Cash flows from operating activities:
        Net loss                                                       ($ 33,393)   ($ 21,096)
        Adjustments to reconcile net loss to
        net cash used by operating activities:
                Depreciation, amortization and other                       1,051        1,030
        Changes in assets and liabilities:
                Inventories                                                  758         --
                Special charges                                            2,867         --
                Deferred other income                                      2,613         --
                Other changes in assets and liabilities                     (422)      (2,121)
                                                                       ----------   ----------
                 Net cash (used) by operating activities                 (26,526)     (22,187)
Cash flows from investing activities:
        Capital expenditures                                              (7,410)      (1,908)
        Investment in available-for-sale securities                      (16,000)    (144,531)
        Proceeds of available-for-sale securities                           --         42,832
        Maturities of investments                                         34,000       21,734
                                                                       ----------   ----------
                Cash flows provided (used) by investing activities        10,590      (81,873)
Cash flows from financing activities:
        Payments on debt and capital lease obligations                      (563)        (336)
        Net cash proceeds from issuance of:
                Debt and capital lease financing                              24         --
                Capital stock                                                399       68,404
                                                                       ----------   ----------
                Cash flows provided (used) by financing activities          (140)      68,068
                                                                       ----------   ----------
Net decrease in cash and cash equivalents                                (16,076)     (35,992)
Cash and cash equivalents at the beginning of period                      20,138       55,675
                                                                       ----------   ----------
Cash and cash equivalents at the end of period                         $   4,062    $  19,683

Supplemental schedule of noncash investing and financing activities:
                Notes receivable from shareholders in exchange for
                        capital stock                                  $   2,313    $    --
                                                                       ==========   ==========

                             See accompanying notes

                                                                          Page 5

                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997


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

3.       Net loss per share

                  Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents relating to outstanding options and warrants to purchase common stock are excluded from the computation as their impact is antidilutive. In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 128 "SFAS 128", "Earnings per Share," which the Company is required to adopt for its fiscal year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company's compliance with SFAS 128 is not expected to have a material impact on the Company's calculation of per share earnings or loss.

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

                  The Company maintains its cash, cash equivalents and investments in several different instruments held by a bank and a brokerage house. This diversification of risk is consistent with the Company's investment policy which is to maintain liquidity and ensure the safety of principal.
                                                                          Page 6

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

6.       Notes receivable from stockholders

                  In March 1997, the Board of Directors authorized a special risk sharing arrangement designated as the Shared Investment Program ("Program"). Under the Program, the Company's executive officers and other key managerial personnel were given the opportunity to purchase shares of Common Stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 370,000 shares were purchased under the Program by nine eligible employees at $6.25 per share, the fair market value of the Common Stock on June 25, 1997, for aggregate consideration of $2,312,500. The purchase price was paid through the participant's delivery of a full-recourse promissory note payable to the Company. Each note bears interest at 6.69% compounded semi-annually and has a maximum term of nine years. The notes are secured by a pledge of the purchased shares. Notes receivable from participants in this program total $2,312,500 at September 30, 1997 and are included in the equity section in the accompanying balance sheet.

7.       New accounting pronouncements

                  In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 130 "SFAS 130", "Reporting Comprehensive Income," which the Company is required to adopt for its fiscal year ending December 31, 1998. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 131 "SFAS 131", "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for its fiscal year ending December 31, 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both standards will require additional disclosures, but will not have a material effect on the Company's financial position or results of operations.

8.       Special charges

         During the third quarter of 1997, the Company recorded pre-tax restructuring costs of $4,518,000 in connection with the decision to suspend further development and commercialization of AccuSite(TM) (fluorouracil/epinephrine) Injectable Gel. Management suspended the Accusite program after being notified that the Food and Drug Administration "FDA" is not prepared to approve AccuSite as a treatment for genital warts. Although Matrix plans to meet with the FDA at their earliest possible convenience, the Company expects that the concerns raised by the agency will be difficult to overcome and does not plan to invest significant additional resources in the AccuSite program. In September, restructuring costs were incurred to conclude the clinical trials and commercial programs associated with AccuSite and allow the Company to focus its resources on its oncology drug development programs. Pursuant to the plan, the Company has effected a workforce reduction of approximately 70 employees of which 48 positions related to manufacturing, for a total severance expense of $1,478,000.
         Additional expenses included the write-off of inventory related to AccuSite of $1,245,000, costs totaling $1,194,000 associated with the shut down of Northern California facilities and write off of manufacturing equipment, costs associated with the closing of clinical trials with respect to AccuSite of $414,000, and sales and marketing costs associated with AccuSite of $187,000. The remaining reserve balance, net of third quarter payments made through September 30, 1997 is included in current liabilities.

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

 Results of Operations

 Three Months and Nine Months Ended September 30, 1997 and 1996

         Since the Company's inception in 1985, the primary focus of its operations has been research and development and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its current and future products. For the period from its inception to September 30, 1997, the Company has incurred a cumulative net loss of $139,282,000. .

         Research and development expenses for the third quarter of 1997 increased by 18% to $7,182,000 as compared to $6,110,000 for the third quarter of 1996. For the first nine months of 1997, research and development expenses increased by 19% to $21,525,000 compared to $18,114,000 in 1996. The quarterly increase was primarily due to increases in manufacturing research and development and clinical personnel costs, increased clinical trial costs to support the IntraDose(TM) Injectable Gel cancer program and AccuSite(TM) Injectable Gel study for genital warts. The increase for the quarter was partially offset by a decline in operations supplies for operations during the quarter ended September 30, 1997 as compared to the same period in the prior year. The year-to-date increase was primarily due to increases in manufacturing research and development and clinical personnel costs and increased clinical trial costs to support the IntraDose Injectable Gel cancer program.

         Selling, general and administrative expenses for the third quarter of 1997 increased by 39% to $3,808,000 as compared to $2,732,000 for the third quarter of 1996. For the first nine months of 1997, selling, general and administrative expenses increased by 74% to $12,221,000 versus $7,036,000 for the same period in 1996. This increase was primarily due to higher legal expenses related to the Collagen litigation which was settled during the second quarter of 1997 and represents 50% of the year-to-date percentage increase. The remaining quarterly and year-to-date increases were primarily due to higher personnel expenses, recruiting and relocation expenses, and product marketing expenses for AccuSite, prior the decision to halt this development program.

         During the third quarter of fiscal 1997, the Company recorded pre-tax restructuring costs of $4,518,000 in connection with the decision to suspend further development and commercialization of

AccuSite. Management suspended the Accusite program after being notified that the FDA is not prepared to approve AccuSite as a treatment for genital warts. Although Matrix plans to meet with the FDA at their earliest possible convenience, the Company expects that the concerns raised by the agency will be difficult to overcome and does not plan to invest significant additional resources in the AccuSite program. In September, restructuring costs were incurred to conclude the clinical trials and commercial programs associated with AccuSite and allow the Company to focus its resources on its oncology drug development programs. Pursuant to the plan, the Company has effected a workforce reduction of approximately 70 employees, of which 48 positions related to manufacturing, for a total severance package of $1,478,000. Additional expenses included the write-off of inventory related to AccuSite of $1,245,000, costs totaling $1,194,000 associated with the shut down of Northern California facilities and write off of manufacturing equipment, the closing of clinical trials with respect to AccuSite of $414,000, and sales and marketing costs associated with AccuSite of $187,000. The remaining reserve balance, net of third quarter payments made through September 30, 1997, is included in current liabilities.

         Net interest and other income decreased by 19% to $1,644,000 for the third quarter of 1997 as compared to $2,030,000 for the third quarter of 1996. For the first nine months of 1997, net interest and other income increased by 20% to $4,871,000 compared to $4,054,000 in 1996. The decrease for the three months ended September 30, 1997 compared to the same period in the prior year was due to lower interest income as a result of decline in average cash balances. The increase for the nine months ended September 30, 1997 reflected rental income from inception of a lease at the Company's San Diego facility which began in the third quarter of 1996.

 Liquidity and Capital Resources

         At September 30, 1997, the Company had $80,600,000 in cash, cash equivalents and marketable securities, compared to $114,600,000 at December 31, 1996. During the nine months ended September 30, 1997, the net decrease of $34,000,000 includes cash receipts of interest and rental income of $4,800,000 and $2,800,000 as part of a non-compete agreement. Cash disbursements were used primarily to fund operating activities, inventory and capital purchases.

         Special charges of $4,500,000 were recorded during the third quarter of 1997 in connection with the decision to suspend further development and commercialization of AccuSite. See "Results of Operations". Total cash payments for restructuring are approximately $2,700,000, of which $2,300,000 remained payable at September 30, 1997. The remaining amount is expected to be paid during the fourth quarter 1997.

         The Company is continuing to pursue registrations in Europe and will evaluate options for commercializing AccuSite in Europe. However, in the absence of U.S. approval, the Company believes that it may not be cost effective to manufacture the product for Europe alone. Currently, AccuSite has received marketing approval in the United Kingdom, Ireland, and the Netherlands and selling and marketing activities of the product commenced during the first quarter of 1997 in the United Kingdom. However, as part of the restructuring discussed above, management has withdrawn AccuSite from the United Kingdom. The Company has filed separate regulatory submissions for AccuSite in Germany, France and Italy. Additionally, the regulatory approval in the United Kingdom was submitted in certain other countries of the European Union under the mutual recognition process. In June 1997, AccuSite was recommended for marketing authorization in Belgium, Denmark, Finland, Ireland, Luxembourg, and the Netherlands through the mutual recognition process. However, there can be no assurance that the Company will receive approval in such countries.

         In October 1997, the Company received $9,950,000, net of commitment fees, as part of a five year equipment financing agreement maturing in 2002. The agreement is secured by all of the equipment purchased by the Company between October 21, 1995 and March 31, 1998. The loan payments will be rendered in monthly installments of $161,000, beginning in November 1997, which will include 9% interest, computed daily.

         The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand as well as additional capital that may be generated through equity and debt financings and collaborative agreements.

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

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13,100,000. This facility requires validation and process installation investments which the Company has committed capital expenditures of approximately $8,900,000, of which $4,600,000 has been paid through September 30, 1997.

         The Company expects to incur substantial additional costs relating to the continued clinical development of its oncology products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. The Company anticipates that its existing and committed capital resources, including the proceeds of its April 1996 public offering and October 1997 equipment financing, will enable it to maintain its current and planned operations at least through 1999. The Company may require additional outside financing to complete the process of bringing current products to market, and while the Company is not aware of any limitations on future sources of capital, there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the first nine months of 1997 and 1996.

                           PART II. OTHER INFORMATION


                                  RISK FACTORS


No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the FDA. Among other requirements, FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA and one product approved by foreign authorities and does not expect to
achieve  profitable   operations  unless  other  product  candidates  now  under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

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

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an NDA requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do many of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's AccuSite product, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for a product must be inspected and accepted by the FDA as being in compliance with cGMP regulations prior to approval of the product. There can be no assurance that the Company's manufacturing facilities will be accepted by the FDA, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

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

         The Company's NDA for AccuSite was accepted for filing by the FDA in November 1995. In December 1996, the Company announced that it received an action letter from the FDA identifying issues that will need to be resolved before the Company's NDA for AccuSite can be approved for the treatment of genital warts. In March 1997, Matrix filed an amendment to its NDA that the Company believed addressed the questions raised in the action letter and during the subsequent meeting. In September 1997, the Company received a second action letter from the FDA which maintained the agency's previous non-approvability stance toward AccuSite.

         The second FDA action letter focused on the persistence, in certain AccuSite-treated patients, of a bump-like thickening or swelling (induration) at the site of injection. The agency feels the persistence of induration, although it typically resolved naturally, may be an indicator of localized inflammation.

Although Matrix plans to meet with the FDA at their earliest possible convenience, the Company expects that the concerns raised by the agency will be difficult to overcome and does not plan to invest significant additional resources in the AccuSite program. The AccuSite program will be abandoned if such efforts require the commitment of significant resources. The failure to commercialize AccuSite in the United States and Europe is expected to have a material adverse impact on the future revenues of the Company.

         The Company is continuing to pursue registrations in Europe and will evaluate options for commercializing AccuSite in Europe. However, in the absence of U.S. approval, the Company believes that it may not be cost effective to manufacture the product for Europe alone. The Company filed its Market Authorization Application "MAA" for AccuSite in the United Kingdom in August 1995 and subsequently filed an MAA in Germany, France and Italy. In May 1996, the Company was notified by the Medicines Control Agency in the United Kingdom that a product license had been granted for AccuSite for the treatment of genital warts. In December 1996, the Company submitted an application for mutual recognition of the United Kingdom approval by various members of the European Union to which it did not make a national submission. In June 1997, AccuSite was recommended for marketing authorization in Belgium, Denmark, Finland, Ireland, Luxembourg and the Netherlands through the mutual recognition process. As of the end of September, the Company has received marketing authorization for AccuSite in Ireland and the Netherlands. However, there can be no assurance that Belgium, Denmark, Finland, and Luxembourg will formally recognize the approval obtained in the United Kingdom. During the regulatory process, the MAA was withdrawn from Spain, Greece, Portugal, and Austria, and a national application was withdrawn from Sweden. As with the United States FDA review process, there are numerous risks associated with the MAA review. Additional data may be requested by the regulatory agency reviewing the MAA to demonstrate the contribution of a product component to the clinical safety and efficacy of a product or to compare the efficacy of the product to other treatments, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a clinical trial exemption ("CTX") or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well-controlled clinical trials in humans that establish that the drug is safe and efficacious, regulatory approval of a MAA must be obtained from the relevant regulatory authorities.

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

         The Company is currently conducting multiple clinical trials in the United States and certain foreign countries, including four ongoing Phase III trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The Company has experienced slower than planned enrollment of patients with its ongoing Phase III trials. Further delays in completing enrollment in these trials or delays in other clinical studies may result in increased costs and delays, which could have a material adverse effect on the Company. Generally similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of September 30, 1997, the Company's accumulated deficit was approximately $139,282,000 million. The Company has not generated revenues from its products and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent in large part on successfully developing products, obtaining regulatory approvals for its products, and making the transition to an organization producing commercial products and entering into agreements for product commercialization. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

Additional Financing Requirements and Uncertain Access to Capital Markets

         The Company has expended and will continue to expend substantial funds to complete the research, development and marketing of its products. The Company may require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limited Manufacturing and Marketing Experience

         The Company intends to market and sell certain of its products, if successfully developed and approved, through a direct sale organization or co-promotion or distribution agreements. For AccuSite, the Company has entered into a sales and marketing agreement with Savage Laboratories, the U.S. marketing division of Altana, Inc., to sell, market and distribute AccuSite to dermatology and obstetrics and gynecology audiences in the United States. The Company has similar agreements in place for AccuSite with pharmaceutical companies in Italy, Spain, and Portugal. However, management suspended the Accusite program after being notified that the Food and Drug Administration
(FDA) is not prepared to approve AccuSite as a treatment including the withdrawal of AccuSite from the United Kingdom, where it has been marketed since January 1997. In order to market its products directly, a sales force with technical expertise must be developed. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that there will be sufficient sales of products to fund related expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company is currently manufacturing clinical supplies at its manufacturing facilities in San Jose and Milpitas, California. The Company plans to decommission these facilities by March 31, 1998.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California to meet its anticipated long-term commercial scale production requirements. The Company expects that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet clinical requirements. The Company estimates that this facility will not be available for commercial production until late 1998. There can be no assurance that the Company will be able to validate this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delay to the Company's ability to meet product demand or that the Company will be able to manufacture in a cost effective manner. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

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

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the United States Patent and Trademark Office ("PTO") in proceedings instituted by Matrix or others. During an opposition proceeding in Japan, the Company became aware of a reference which may affect the scope of its United States Patent claims which cover the collagen gel matrix products. The Company has brought this reference to the attention of the PTO for a determination of the extent to which the claims should be modified in light of this reference. The patent has been reexamined by the PTO and the reissuance has been allowed. The Company believes, although no assurance can be given, that the modified claims will not materially adversely affect the Company's proprietary protection for its products. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents.

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

                           MATRIX PHARMACEUTICAL, INC.




Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits


Number   Exhibit Table

10.52             Imperial Bank Credit Agreement (October 8, 1997)


27                Financial Data Schedule


                  (b)      Reports on Form 8-K

                  There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1997.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:                              By:  /s/ James R. Glynn
     -----------------------            -----------------------
                                        James R. Glynn
                                        Chief Operating Officer
                                        Chief Financial Officer


                                    (Signing on behalf of the registrant and as principal executive and financial officer)