Form 10-K
period 1998-02-28
MATRIX PHARMACEUTICAL INC/DE
filed 1998-03-31
CIK 882194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

34700 Campus Drive, Fremont, California                     94555
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (510) 742-9900

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                               -------------------
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

The  aggregate  market  value  of  voting  stock,   $.01  par  value,   held  by
non-affiliates of the registrant as of February 28, 1998: $66,223,000.

Number of shares of Common Stock, $.01 par value, outstanding as of February 28, 1998: 21,932,287.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on May 18, 1998.

Item 1. Business

         This Form 10-K may contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K.

Overview


         Matrix Pharmaceutical, Inc. ("Matrix" or "the Company") is a development-stage company that is a leader in the formulation and development of novel pharmaceutical product candidates that are designed to improve the delivery of cancer drugs to more effectively treat solid tumors. The Company has applied its expertise in tumor biology and physiology, advanced imaging techniques, pharmaceutical chemistry, polymer chemistry, analytical chemistry and biochemistry, and chemical engineering to develop platform technologies with distinct drug delivery characteristics and capabilities: aqueous-based protein gel systems for water-soluble chemotherapeutic agents; Anhydrous Delivery Vehicles ("ADV") (predominantly non-aqueous semi-solid systems) for chemotherapeutic agents that are poorly water soluble; and methods in an earlier stage of development for the regional delivery of chemotherapeutic agents. The Company believes that its technical expertise combined with its proprietary technology base allows it to design and develop delivery systems tailored to the properties of specific chemotherapeutic drugs to improve their therapeutic utility in treating a broad range of cancer indications and tumor types.

         Several Matrix products have been evaluated or are currently being evaluated in human clinical trials. The Company's lead cancer product candidate, IntraDose(TM) (cisplatin/epinephrine) Injectable Gel, incorporates cisplatin, an established chemotherapeutic agent, in a proprietary viscous gel formulation that facilitates the delivery and retention of cisplatin within solid tumors. The Company's second oncology product under development, MPI 5020 Radiopotentiator, is designed to potentiate, that is, enhance, the efficacy of radiation treatments when used concurrently with radiotherapy. MPI 5020 incorporates fluorouracil, another established chemotherapeutic agent, in a proprietary gel formulation that delivers and retains fluorouracil within solid tumors. The Company's core technology for delivery of water-soluble chemotherapy agents is also used in AccuSite(TM) (fluorouracil/epinephrine) Injectable Gel, which incorporates fluorouracil and has been tested in serious skin diseases such as condyloma (genital warts), basal cell carcinoma, squamous cell carcinoma, and psoriasis. IntraDose and AccuSite have demonstrated the ability to provide sustained high drug concentrations within solid tumors and skin lesions and to reduce the systemic toxicities associated with conventional chemotherapy.

Matrix Technology

         Aqueous-based protein systems. IntraDose, MPI 5020, and AccuSite are based on the Company's patented injectable gel technology, in which a chemotherapeutic drug is combined with a protein matrix and, in certain cases, a vasoconstrictor, to create an injectable gel. This gel enables targeted delivery of water-soluble drugs by direct injection into solid tumors and skin lesions. The Matrix delivery system localizes the release of drug, maintaining high drug concentrations at the tumor or lesion site and increasing the duration of exposure of the targeted tissue to the therapeutic agent. In IntraDose and AccuSite the activity of the drug can be further enhanced by the addition of epinephrine, a vasoconstrictor which reduces local blood flow and acts as a "chemical tourniquet" to hold the drug in place.

         The Company believes that its technology will allow the development of new products from established drugs or agents that may be available from other companies or institutions, thus reducing the risk, cost and time involved in drug discovery and preclinical development. Although the chosen drugs or compounds may or may not be "off-patent," when they are incorporated into the Company's proprietary drug delivery system, the resulting product is proprietary to the Company. The Company, therefore, expects to be competitive in the marketplace and have a proprietary position in such products for the length of the patents on its technology and resulting products.

         Fluorouracil and cisplatin are widely used as systemic agents to treat solid tumors. These chemotherapeutic drugs exert a cytotoxic effect on dividing cells at various stages during their growth and multiplication. Cancer and hyperproliferative skin diseases are characterized by rapid and unregulated cell division. Abnormal cells are more susceptible than normal cells to the effects of such drugs. Unfortunately, normal cells (e.g., bone marrow and gastrointestinal mucosa cells) rapidly divide and are also sensitive to the cytotoxic drugs. This toxicity to normal tissue limits the maximum dosing permitted with systemically administered chemotherapeutic drugs and often results in a tolerated dose that is substantially lower than the dose necessary to kill all diseased tissue. Suboptimal dosing contributes to the emergence of drug resistance among remaining cancer cells, complicating further drug therapy.

         The Company believes that the principal advantages of its aqueous-based protein systems technology include:

         o Sustained high concentrations of drug at the target site. By maintaining high, local drug concentrations in the target tissue, the systems increase the exposure of diseased tissue to the drug.

         o Lowered systemic toxicity. Because the systems concentrate the drug at the disease site and limit the drug exposure to normal tissues, overall systemic toxicity is reduced compared to systemic chemotherapy.

         o Site specific application. Products are injected directly into the tumor or skin lesion. Any accessible lesion or solid tumor which can be seen, palpated, or visualized with established imaging techniques or accessed directly or by means of minimally invasive techniques can potentially be treated.

         o Applicability to a broad range of therapeutic compounds. Many conventional drugs and novel biopharmaceuticals can be delivered using the aqueous-based protein systems. This allows the Company to utilize new or approved drugs and other biological agents available from other companies or institutions, thus reducing the risk, cost and time involved in drug discovery.

         Anhydrous Delivery Vehicles ("ADV"). Approximately half of the anti-cancer drugs in use today, including paclitaxel, etoposide, and teniposide, are poorly soluble in water, posing difficulties for administration by conventional systemic routes such as intravenous ("IV") injection or infusion. The solubilizing agents employed in several of these drug products to prepare suitable IV solutions may cause significant toxicity. The development of potential new anti-cancer agents such as camptothecin has also been limited by poor aqueous solubility. The Company's approach to cancer treatment by local delivery of chemotherapeutic agents may obviate many of these difficulties. In addition, the Company has developed a series of ADVs that in preclinical experiments significantly enhance the local efficacy of these drugs compared to the efficacy obtained when these drugs are delivered systemically using more conventional aqueous delivery systems. The Company believes that ADV carriers may be applicable to a large variety of water-insoluble drugs, with the potential to significantly improve the clinical utility of these agents. The

Company believes that this technology may also lend itself well to water-soluble drugs that have limited stability when dissolved in aqueous media.

         A number of water insoluble cytotoxic drugs, such as paclitaxel, camptothecin, and etoposide, use novel mechanisms to disrupt the ability of cancer cells. Paclitaxel binds tubulin, the protein critical for cell division. Camptothecin interferes with the topoisomerase I enzyme, which is necessary for DNA transcription and translation. Preclinical studies conducted by the Company have demonstrated substantially improved effectiveness in antitumor activity with local delivery of camptothecin, paclitaxel, etoposide, and other cytotoxic drugs when delivered in various ADV formulations. The therapeutic utility of other chemotherapeutic drugs, including other tubulin-binding drugs, thymidine synthetase inhibitors, topoisomerase inhibitors and platinum-based drugs, potentially also could be enhanced by this delivery technology.

Products in Clinical Development

         The following table summarizes the Company's products in development, the primary indications for each product and the current clinical development status. The Company has additional products in preclinical development and is conducting fundamental research and studies in several areas.

                                                                           Development         Commercial
         Product/Indication                   Delivery Platform             Status(1)            Rights
         ------------------                   -----------------             ---------            ------
IntraDose

Head & Neck Cancer                   Aqueous-based protein system          Phase III             Matrix

Other Solid Tumors                   Aqueous-based protein system          Phase III             Matrix

Liver Cancer - Primary               Aqueous-based protein system          Phase II              Matrix

Liver Cancer - Metastatic            Aqueous-based protein system          Phase II              Matrix
Colorectal Cancer

MPI 5020 Radiopotentiator

Recurrent breast cancer              Aqueous-based protein system          Phase I/II            Matrix
(chest wall metastases)

MPI 5019 - Camptothecin

Topoisomerase Inhibition             Anhydrous Delivery Vehicle            Preclinical           Matrix

MPI 5018 - Paclitaxel

Tubulin Inhibition                   Anhydrous Delivery Vehicle            Preclinical           Matrix

(1) The Company's product candidates are generally developed in the following stages: pre-clinical studies (preparing to file an Investigational New Drug ("IND") Application in the United States or a Clinical Trial Exemption ("CTX") in foreign countries); clinical trials (which may include Phases I, II, III and IV and variants or combinations of the foregoing); regulatory submission (New Drug Application ("NDA") or Market Authorization Application ("MAA")); and cleared for marketing. See "-- Government Regulation."

                                                                               4

IntraDose Injectable Gel

         Matrix is developing IntraDose Injectable Gel for a variety of solid tumors. Ninety percent of cancer patients suffer from solid tumors (i.e., carcinomas and sarcomas). Approximately 70% of these patients have local disease with no evidence of metastatic disease at the time of diagnosis. Conventional therapies for cancer include surgery, radiation and systemic drug therapy. Despite continued advances in these treatments, they are limited by negative side effects, such as loss of normal body functions, weakness, loss of appetite and nausea, which are the result of the killing, altering or removing of normal cell tissue. Therefore, quality of life factors such as pain management and control of other tumor related symptoms become important, as do the potential to retard disease progression and possibly prolong survival.

         The Company's IntraDose product candidate represents a new approach to the treatment of solid tumors. IntraDose is designed for direct injection into solid tumors, including primary, metastatic and recurrent tumors. Imaging techniques such as endoscopy, ultrasound, computerized tomography ("CT" scan) and magnetic resonance imaging ("MRI" scan) have substantially increased the number of solid tumors potentially treatable by the Company's products. The Company believes IntraDose may be efficacious when used as a single agent as well as when used in combination with conventional treatment modalities. In addition, the Company believes that treatments with IntraDose may be given in any out-patient setting that is equipped to administer cytotoxic drugs, offering the potential for cost-effective treatment without in-patient hospitalization for surgery or prolonged chemotherapy.

Head and Neck Cancer/Other Solid Tumors

         The Company is currently conducting placebo-controlled Phase III clinical trials for head and neck cancer as well as pivotal open-label trials in solid tumors including recurrent chest wall metastases (from breast cancer, ovarian cancer and lung cancer), esophageal cancer, melanoma, and various other carcinomas. These tumors may be either primary, recurrent, or metastatic. The Company believes that these cancers are well suited to a direct injection with the Company's IntraDose product as they are either visible, palpable or easily accessible with an endoscope. The Company plans to utilize data from its trials in head and neck cancer and other solid tumors to support approval of the broadest possible label for IntraDose in the United States and Western Europe.

         Head and Neck Cancer Market. The Company estimates that approximately 41,000 new cases of head and neck cancer are diagnosed annually in the United States and 73,000 new cases are diagnosed annually in Western Europe, based on data from the American Cancer Society and The International Agency for Research on Cancer, a unit of the World Health Organization. The incidence is highest in countries with high rates of cigarette smoking and consumption of alcoholic beverages. Cancers of the head and neck are predominately squamous cell carcinomas. Of these, approximately 70% are diagnosed as later stage disease which has spread beyond the site of origin, and 30% are diagnosed as early stage disease that is localized. Cancers of the head and neck are often difficult to treat effectively with conventional surgery and radiotherapy techniques. Tumor location can make surgical resection difficult or impossible due to proximity to vital body structures and/or cosmetic or functional considerations, while radiotherapy often damages surrounding healthy tissues. The use of systemic chemotherapy in the management of head and neck cancers has been limited by the difficulty of achieving adequate and lasting tumor responses without incurring unacceptable side effects. This has led to a continuing investigation of new chemotherapeutics and combinations of chemotherapy, radiation, and surgery. The most important limitation of the available therapies for head and neck cancer is the high recurrence rate, generally 50% or higher.

         A standard course of chemotherapy for patients with head and neck cancer often requires hospitalization with daily intravenous infusion of chemotherapy. The majority of patients who receive chemotherapy will also require ancillary supportive treatments, such as intravenous fluids, antiemetics or growth factor support to control the toxic side effects of the chemotherapy. Clinical results suggest that the use of IntraDose may not require some or all of these supportive treatments.


         Other Solid Tumor Market. Tumors that can be accessed and injected directly or by means of an endoscopic procedure or minimally invasive technique include tumors of the esophagus, chest wall metastases from primary breast cancer, and malignant melanomas of the skin. The Company believes that approximately 75,000 cases are diagnosed each year in the United States
(comprised of approximately 25,000 cases of chest wall metastases from primary breast cancer, 12,000 cases of esophageal cancer, and 38,000 cases of malignant melanoma) and that approximately 71,000 cases are diagnosed each year in Western Europe (approximately 24,000 in esophageal cancer, 26,000 in chest wall metastases from primary breast cancer, and 21,000 in malignant melanoma), based on data from the American Cancer Society and The International Agency for Research on Cancer. Recurrent solid tumors of these types are being evaluated in the Company's open-label Phase III trials. Metastatic tumors found in the chest wall and other locations are usually treated with systemic chemotherapy and radiotherapy. However, this approach often leads to the development of drug resistance or cumulative radiation toxicity. Currently there are few treatment options for recurrent tumors.

         Clinical Studies. In October 1996, at the American Academy of Otolaryngology-Head and Neck Surgery meeting, clinical investigators presented an update from the Company's completed open-label Phase I/II clinical trial for the treatment of head and neck cancer and other solid tumors with IntraDose. The investigators reported on 45 patients with a total of 82 treated tumors. Forty-one of the 45 patients had received radiotherapy or cancer drug therapy prior to being treated with IntraDose, factors which reduce the likelihood of a significant response to the future use of chemotherapy. In this trial, 39% (32 of 82) of all treated tumors exhibited a complete response (100% reduction in tumor volume) and 50% of all treated tumors (41 of 82) exhibited a complete response or partial response (greater than 50% reduction in tumor volume). A response was defined as tumor reduction of any duration, rather than duration lasting at least 28 days, the standard clinical definition of a response, because some patients received systemic chemotherapy for treatment of disease progression in distant, untreated tumors shortly after being treated with IntraDose. Sixteen of the complete responses (19.5% of treated tumors) could be followed for at least 28 days and had a lasting complete response without other therapy. The median duration of complete response was 125 days.

          IntraDose achieved these response rates in these patients with advanced disease without causing a clinically unacceptable level of systemic toxicity. Dose-limiting toxicity was not observed in this trial, and the overall side effects were deemed to be moderate in severity when compared to standard chemotherapy regimens. In addition, these patients did not experience any of the principal side effects associated with the systemic use of cisplatin, including nephrotoxicity and ototoxicity.

         In June 1995, the Company announced initiation of two Phase III trials for patients with head and neck cancer and two trials for patients with other solid tumors. The double-blind, placebo-controlled Phase III head and neck cancer trials require approximately 180 evaluable patients, 90 patients in the United States trial and 90 patients in the European trial. The Phase III other solid tumor trials are open-label studies that require approximately 130 evaluable patients, 65 in the United States and 65 in Western Europe. Patients enrolled in the Phase III trials must have advanced recurrent or refractory disease. The study endpoints are objective tumor responses (i.e., tumor shrinkage of at least 50%) and achievement of pre-selected treatment goals, such as prevention of obstruction of vital structures, prevention of breakthrough of the skin, pain control, wound care, improvement in ability to hear, see, and eat, and other palliative benefits. Assuming completion of patient enrollment and treatment in, and successful results from, these studies, the Company anticipates using the data from these trials to support regulatory submissions in the United States and Western Europe.

Liver Cancer

         Two types of tumors are found in the liver -- primary hepatocellular cancer (the most common cancer arising from liver cells) and tumors originating in other tissues (most commonly from colorectal tissues) that have metastasized to the liver. Primary liver cancer is a significant health problem in the parts of the world where hepatitis is prevalent (e.g., Japan, Korea and Southeast
Asia). The Company believes the incidence (number of new cases per year) of primary liver cancer is approximately 20,000 in the United States and 20,000 in Western Europe and the incidence of hepatic metastases from colorectal cancers is approximately 44,000 and 82,000 in the United States and Western Europe, respectively, based on data available from the American Cancer Society and The International Agency for Research on Cancer.

         When possible, surgery is the first line treatment for both types of liver tumors. However, a majority of patients with liver tumors are inoperable due to tumor location, tumor size, and extent of disease. For unresectable liver cancer, treatments have included the use of systemic chemotherapy, radiotherapy, liver transplantation, cryotherapy, hepatic arterial infusion of chemotherapy and chemoembolization, all of which are applicable to only a minority of patients and have had only limited beneficial results. Due to the limited availability and effectiveness of current therapies, the Company believes that fewer than 50% of all patients with liver cancer are treated.

         Matrix believes that IntraDose may have utility as a first line treatment for many patients with unresectable liver cancer from either primary or metastatic liver tumors. Clinical investigators treated patients with both forms of unresectable liver cancer in a Phase I/II clinical trial program. The investigators treated 28 patients who had 25 tumors evaluable for tumor necrosis (tumor destruction, estimated by CT scan). Ten of the 25 evaluable tumors exhibited at least 90% necrosis in response to IntraDose treatment. Liver tumors as small as 1.6 cm3 and as large as 3,164 cm3 were treated. Patients were treated in an outpatient setting, with the treatment assisted by either CT or ultrasound.

         Patients  treated in this study  experienced  none of the typical  side effects associated with intravenous cisplatin, such as nephrotoxicity, neurologic changes or ototoxicity. In addition, in a pharmacokinetics study conducted in patients treated at the M.D. Anderson Cancer Center, less than five percent of the platinum levels anticipated from a standard intravenous dose of cisplatin was found in patient plasma after treatment with IntraDose. The majority of the IntraDose product was confined to the treated tumor. The type and severity of side effects were similar to those experienced by patients treated for liver cancer.

         In 1997, the Company initiated two open-label Phase II trials for patients with liver cancer. A Phase II trial for patients with primary liver cancer is in progress at medical centers in the United States, Europe, and Hong Kong. A Phase II trial for patients with cancers metastatic to the liver from colorectal cancer is underway at medical centers in the United States and Europe. These trials are designed to evaluate tumor necrosis, tumor response (as measured by CT scan), time to tumor progression, pattern of disease progression, and survival.

MPI 5020 Radiopotentiator

         Radiation therapy remains a critical tool in the management of many types of solid tumors. However, radiation resistance, hypoxic tumor cells, and normal tissue sensitivity to radiation has limited the benefit of this therapy. Using its platform technologies, the Company has demonstrated in preclinical experiments that local delivery of radiopotentiating agents significantly enhances the effects of radiation in solid tumors. The Company's lead candidate in this area, MPI 5020, is a fluorouracil (5-FU)-based product that uses the Company's aqueous protein gel technology. In 1997, the Company initiated a Phase I/II trial in chest wall metastatic disease from recurrent breast cancer at medical centers in the United States. This dose-escalation and dose-frequency study is intended to evaluate the safety of MPI 5020 when administered in conjunction with standard radiotherapy and to compare the effect on tumor growth of tumors treated with MPI 5020 and radiotherapy to tumors treated with radiotherapy alone.

Preclinical Programs

         The Company has focused preclinical research efforts on delivery of topoisomerase inhibitors and tubulin-binding agents through Matrix's proprietary ADV technology. Topoisomerase inhibitors and tubulin-binding agents are classes of chemical compounds that have demonstrated potent anti-cancer activity in vitro and in vivo but are poorly water soluble. In order to be administered intravenously, many of these chemical compounds have been formulated with solubilizing agents that may cause serious systemic side effects. The Company believes its ADV technology may improve the therapeutic ratio (i.e., to increase a drug's local effectiveness and/or significantly reduce dose-limiting side effects which result from its systemic administration) of these and other poorly water soluble anti-cancer agents.

         Topoisomerase Inhibitors. Topoisomerase inhibitors are agents that interfere with DNA binding enzymes that are involved in the copying and repair of a cell's DNA. The Company has developed a formulation of camptothecin, a well-known topoisomerase inhibitor, which uses the Company's ADV technology. Preclinical experiments suggest that camptothecin locally delivered by Matrix's ADV technology may be more effective and less toxic than systemic administration of camptothecin or recently marketed camptothecin analogues. In addition, Matrix is conducting laboratory and preclinical experiments on a group of topoisomerase inhibitors known as azatoxins to which Matrix has a nonexclusive license from the National Cancer Institute. Potential indications for systemic administration of the Company's topoisomerase inhibitors include bladder, colorectal, and prostate cancer.

         Tubulin Binding Agents. Tubulin is a protein critical for cell division. The Company has designed an ADV formulation of paclitaxel, a known anti-cancer agent that binds tubulin. Potential indications for the Company's formulation of paclitaxel include breast and ovarian cancer. The Company has also designed several aqueous gel formulations of vinblastine, another tubulin-binding anticancer drug.

AccuSite Injectable Gel

         Matrix has evaluated AccuSite in four major skin disease indications: condyloma (genital warts) and basal cell cancer, for which Phase III trials have been completed, and squamous cell cancer and psoriasis, for which Phase I/II or Phase II trials have been conducted. These skin diseases are characterized by superficially occurring hyperproliferative lesions which are sensitive to fluorouracil, the active agent in AccuSite.

         The Company has pursued registration of AccuSite for the genital warts indication in the United States and in most of Western Europe. AccuSite has been approved for treatment of genital warts in

Denmark, Germany, Ireland, Luxembourg, the Netherlands, and the United Kingdom and recommended for approval in Belgium, Finland, and Italy. A regulatory decision is expected in 1998 in France. However, in September 1997, the Company indefinitely suspended, both within the United States and other countries, further development and commercialization programs related to AccuSite, including marketing of AccuSite in the United Kingdom, where it was introduced by Matrix in January 1997, after receiving a second action letter from the United States Food and Drug Administration ("FDA") with respect to the Company's NDA for AccuSite. The FDA action letter reiterated concerns expressed by the agency in December 1996 about the safety profile of AccuSite and, in particular, about the persistence in certain AccuSite-treated patients of a bump-like thickening or swelling (induration) at the site of injection, which the agency believes could indicate an inflammatory process. The Company believes the clinical data for AccuSite, including supplementary data submitted to the FDA in March 1997 as an amendment to the NDA originally filed in 1995, are supportive of the safety and efficacy of the product in this indication. The Company has requested a re-review by the FDA of its NDA and does not intend to conduct further clinical studies or otherwise invest substantial Company resources in pursuit of marketing clearance in the United States. The Company is evaluating whether, in the absence of commercialization in the United States, it may be cost effective to market AccuSite in Europe through local partners. Currently, AccuSite is licensed in Italy to the Dompe Group of Milan; in Spain and Portugal to Laboratorios Dr. Esteve of Barcelona; and in the United States to Altana Inc., a pharmaceutical subsidiary of Altana A.G., a German-based pharmaceutical and chemical company that is active in the dermatology and women's health markets, the principal segments for AccuSite. Marketing of AccuSite in Europe is dependent upon, in addition to regulatory approvals, the availability of local marketing partners and, in markets where prices are regulated, the negotiation of satisfactory pricing with local governments.

Manufacturing and Supply

         Matrix maintains worldwide manufacturing rights to all of its products. The Company has manufactured AccuSite and IntraDose at facilities it has operated in San Jose and Milpitas, California, as well as at a contract manufacturing facility. The Company's San Jose facility and Milpitas facility were inspected by FDA and British regulatory personnel and found to be in compliance with Current Good Manufacturing Practices ("cGMP") and equivalent British standards. These facilities are scheduled to be closed by the first quarter of 1998 as part of a restructuring of the Company's work force and consolidation of manufacturing operations in a 67,000 square foot research and manufacturing facility in San Diego, California, which the Company acquired in 1995. Following extensive renovations that were completed in 1997, the San Diego facility is scheduled to become operational in 1998 for the aseptic processing of collagen gel, sterile filling operations and non-sterile processing of collagen gel, as well as for all materials-receiving activities, labeling, packaging and shipping operations. The Company intends to use the San Diego facility to meet its near-term clinical and long-term commercial scale production requirements. This facility will require approval by regulatory authorities prior to commercialization of products manufactured there. In March 1998, the Company entered into a sale and leaseback agreement for the San Diego facility. See Item 2, "Properties."

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. Because the Company's initial product candidates, IntraDose, MPI 5020, and AccuSite, utilize the Company's proprietary protein carrier, the Company uses a common manufacturing facility for these products. As a result, the Company believes it may be able to realize product cost economies of scale over the next few years when and if multiple products receive marketing approvals.

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and bulk drug substance, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in its products.

Sales and Marketing

         The Company currently owns worldwide marketing rights for all its products under development, except for AccuSite in the United States, Italy, Spain, and Portugal. The Company's business strategy is to market or co-market IntraDose and its other oncology product candidates, if approved, in the United States and to license its products outside the United States to pharmaceutical partners who have substantially greater resources and experience in local markets. See "Risk Factors - Limited Manufacturing and Sales and Marketing Experience."

Patents and Proprietary Rights

         The Company's policy is to aggressively seek patent protection and to enforce all of its intellectual property rights. In the United States, the
Company has five issued patents, one allowed patent, and five pending applications. In Western Europe, the Company has three issued patents and seven pending applications. The Company has one allowed patent and two pending applications in Japan. Three of the five patents issued in the United States relate to the Company's base technologies. The first of these three patents claims compositions consisting of collagen or fibrinogen as protein matrices, cytotoxic and antiproliferative drugs, and (optionally) a vasoconstrictive agent. This patent expires in the United States in 2003 and also covers the method of use of these compositions in treating cancerous or hyperproliferative lesions by local application. The second patent, which expires in the United States in 2007, includes pharmaceutical compositions consisting of a range of cytotoxic agents (including radionuclides, etc.) in combination with vasoconstrictive agents and (optionally) a variety of other tissue modifiers, formulated in aqueous pharmacologically acceptable vehicles. The method of use of these compositions in treating cancerous lesions by local application is also covered. The third patent covers certain formulations of the ADV technology for delivering water-insoluble anti-cancer drugs, and specifically covers water-immiscible fatty acid ester matrices containing cytostatic agents and their use for treating cancer via intralesional administration. The allowed patent in the United States, which expires in 2015, covers certain dry-containing collagen gels, including AccuSite and, potentially, other products developed by the Company.


Competition

         The development of therapeutic agents for human disease is intensely competitive. Many different approaches are being developed or have already been adopted for routine use for the management of diseases targeted by the Company. Certain cancers and skin diseases are targets for therapeutic product development at numerous entities, many of which have greater human and financial resources than the Company. In addition, conventional drug therapy, surgery and other more established treatments and modalities will compete with the Company's products.

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

         The Company's competitive position depends upon, among other factors, its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources to complete product development and regulatory processes. The Company expects that competition among products approved for sale will be based, among other factors, on product activity, safety, reliability, availability, price, patent position and new usage and purchasing patterns established by managed care and other group purchasing organizations.

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

         The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication; (iv) submission to the FDA of an NDA, and;
(v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. When a product contains more than one active drug component, as do some of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy.

         Clinical trials are typically conducted in three sequential phases which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials are undertaken in order to further evaluate clinical efficacy and safety within an expanded patient population at geographically dispersed clinical study sites. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

         FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, is required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming, and subject to unanticipated delays. Any failure or delay in obtaining such approvals would adversely affect the ability of the Company to market its proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a CTX or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well controlled clinical trials in humans that establish the drug is safe and efficacious, regulatory approval must be obtained from the relevant regulatory authorities.

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

Research and Development

         The  Company's   sponsored  research  and  development   expenses  were
approximately $20,256,000, $24,320,000, and $27,214,000 in 1995, 1996, and 1997,
respectively.

Employees

         As of December 31, 1997, the Company had a total of 105 full-time employees, including 30 in research and development, 31 in medical and regulatory affairs, biostatistics, and technical services, 21 in manufacturing, and 23 in other departments. The Company believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense and there can be no assurance that the Company will be successful at attracting and retaining qualified personnel in the future. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

                                  RISK FACTORS

No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the FDA. Among other requirements, FDA approval of the Company's product candidate, including a review of its manufacturing processes and production facilities, is required before such product candidate may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA and one product approved by foreign authorities and does not expect to
achieve  profitable   operations  unless  other  product  candidates  now  under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

         In order to obtain FDA approval, the Company must demonstrate to the satisfaction of the FDA that the Company's product candidate is safe and effective for its intended uses and is manufactured in conformity with the FDA's cGMP regulations. The Company has had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an NDA requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do some of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's products, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for a product must be inspected and accepted by the FDA as being in compliance with cGMP regulations prior to approval of the product. During the first quarter of 1998, the Company closed its manufacturing facilities in San Jose and Milpitas, California and consolidated manufacturing personnel at the Company's San Diego production facility. There can be no assurance that the Company's San Diego manufacturing facility will be accepted by the FDA in the future, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

         The Company's analysis of the results of its clinical studies submitted as part of an NDA is subject to review and interpretation by the FDA, which may differ from the Company's analysis. There can be no assurance that the Company's data or its interpretation of data will be accepted by the FDA. In addition, changes in applicable law or FDA policy during the period of product development and FDA regulatory review may result in the delay or rejection of an NDA filed by the Company. Any failure to obtain, or delay in obtaining, FDA approvals would adversely affect the ability of the Company to market its proposed products. Moreover, even if FDA approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

         Before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process or after approval, may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the NDA holder. In addition, the subsequent discovery of previously unknown problems relating to a marketed product may result in restrictions on such product, manufacturer, or the NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

         Matrix filed an NDA for AccuSite Injectable Gel for treatment of condyloma (genital warts) with the FDA in 1995. The FDA has issued two action (non-approvable) letters with respect to the Company's application. An action letter received in September 1997 reiterated concerns expressed by the FDA in December 1996 about the safety profile of AccuSite and, in particular, about the persistence in certain AccuSite-treated patients of a bump-like thickening or swelling (induration) at the site of injection, which the agency believes could indicate an inflammatory process. The Company believes the clinical data for AccuSite, including supplementary data submitted to the agency in March 1997 as an amendment to the NDA, are supportive of the safety and efficacy of the product in this indication. The Company has requested a re-review by the FDA of its NDA. However, the Company does not intend to invest substantial Company resources in pursuit of marketing clearance of AccuSite in the United States and believes it is unlikely that AccuSite will be cleared for marketing in the United States. Accordingly, the Company has indefinitely suspended further development and commercialization programs related to AccuSite.

         The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate preclinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a clinical trial exemption or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well-controlled clinical trials in humans that establish that the drug is safe and efficacious, regulatory approval must be obtained from the relevant regulatory authorities.

         AccuSite has been approved in Denmark, Germany, Ireland, Luxembourg, The Netherlands, and the United Kingdom and recommended for approval in Belgium, Finland, and Italy. A regulatory decision is expected in 1998 in France. The Company is evaluating whether, in the absence of commercialization in the United States, it may be cost effective to market AccuSite in Europe through local partners. Commercialization of AccuSite in Europe would, in certain markets, also require the negotiation of satisfactory pricing with local governments.
There can be no assurance that the Company will develop the distribution agreements and regulatory approvals, including pricing approvals, that would be necessary to commercialize AccuSite in Europe.

Uncertainties Associated with Clinical Trials

         Matrix has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. Failure to comply with FDA regulations applicable to clinical testing can result in delay, suspension, or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA or the Company may modify or suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or provide data suitable for submission to the FDA.

         The Company is currently conducting multiple clinical trials in the United States and certain foreign countries, including four ongoing Phase III trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The Company has experienced slower than planned accrual of patients in its ongoing Phase III trials. Further delays in completing enrollment in these trials or delays in other clinical studies may result in increased costs and delays, which could have a material adverse effect on the Company. Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of December 31, 1997, the Company's accumulated deficit was approximately $145,620,000. The Company has not generated revenues from its products or product candidates and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent on successfully developing products, obtaining regulatory approvals for its products, entering into agreements for product commercialization outside the United States, and developing an effective sales and marketing organization in the United States. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

Additional Financing Requirements and Uncertain Access to Capital Markets

         The Company has expended and will continue to expend substantial funds to complete the research and development of its product candidates. The Company may require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limited Manufacturing and Sales and Marketing Experience

         The Company intends to market and sell certain of its product candidates, if successfully developed and approved, through its own dedicated sales force in the United States and through pharmaceutical licensees in Europe. However, for AccuSite, the Company has entered into a sales and marketing agreement with Savage Laboratories, the U.S. marketing division of Altana, Inc., to sell, market and distribute AccuSite to dermatology and obstetrics and gynecology audiences in the United States. The Company has similar agreements in place for AccuSite with pharmaceutical companies in Italy, Spain, and Portugal. The Company has announced the withdrawal of AccuSite from the United Kingdom, where it has been marketed since January 1997 by a contract sales organization. In order to establish a successful direct sales and marketing capability in any of its targeted markets, the Company will need to develop a sales force with technical expertise. There can be no assurance that the Company will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, there can be no assurance that resources will be available to the Company to fund marketing and sales expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States and/or outside the United States may have a material adverse effect on the Company.

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company closed manufacturing facilities in San Jose and Milpitas, California on or before March 31, 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that was acquired in 1995 to meet the Company's anticipated long-term commercial scale production requirements. The Company expects that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet clinical requirements. There can be no assurance that the Company will be able to validate this facility in a timely manner or that this facility will be adequate for Matrix's long-term needs without delaying the Company's ability to meet product demand or to manufacture in a cost-effective manner. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

Dependence on Sources of Supply

         Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances used in the Company's products, have generally been available to Matrix and others in the pharmaceutical industry on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. There can be no assurance that the Company would be able to locate an alternative, cost-effective source of supply of collagen gel. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in its products. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products, complete clinical trials, or commercialize products. In addition, the Company's ability to commercialize its IntraDose Injectable Gel product in the United States could be limited by the issuance in 1996 of a U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in IntraDose, if the newly-issued patent were upheld and if IntraDose were found to infringe that patent, and if the Company were unable to obtain a license under that patent. See "--Uncertainty Regarding Patents and Proprietary Rights."

Uncertainty Regarding Patents and Proprietary Rights

         The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have a material adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. The Company's patents may not prevent others from developing competitive products using related technology. Other companies that obtain patents claiming products or processes useful to the Company may bring infringement actions against the Company. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the United States Patent and Trademark Office ("PTO") in proceedings instituted by Matrix or others. During the prosecution of the Japanese version of the first patent on the Company's base technology (see "Business--Patents and Proprietary Rights"), the Company became aware of a previously unknown prior art reference. This was brought to the attention of the U.S. PTO in a reexamination of the U.S. patent. Both the Japanese application has been allowed, and the United States patent has reissued with claims slightly modified in light of the prior art. The Company believes, although no assurance can be given, that the modified claims will not materially adversely affect the Company's proprietary protection for its products. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents with claims similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business.

         In 1996, for instance, a composition-of-matter patent for the cytotoxic drug cisplatin was granted in the United States to a pharmaceutical company whose use patent on cisplatin as an anti-tumor agent expired in December 1996. The Company, on advice of patent counsel, believes the new patent for cisplatin, the active agent in the Company's IntraDose product, may have been improperly awarded and should be found invalid and/or unenforceable. However, if the new patent on cisplatin is upheld and if IntraDose were found to infringe that patent, there can be no assurance that the Company would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.


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

Rapid Technological Change and Substantial Competition

         The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources than the Company, and represent significant competition for the Company. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will compete with the Company's products.

         Any product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. Accordingly, important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and patent protection.

Uncertainty of Pharmaceutical Pricing; No Assurance of Adequate Reimbursement

         The future revenues, profitability, and availability of capital for biopharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's prospects.

         The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit prices the Company can charge for its products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products and may have a material adverse effect on the Company.

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

Product Liability Exposure; Limited Insurance Coverage

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of products during research or commercialization results in adverse effects. While the Company will continue to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance for clinical studies. However, there can be no assurance that such coverage will be adequate or that adequate insurance coverage for future clinical or commercial activities will be available at all, or at an acceptable cost, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

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

         Certain chemotherapeutic agents employed by the Company in its aqueous-based protein systems, ADV, and regional delivery technology are known to have toxic side effects, particularly when used in traditional methods of administration. Each product incorporating such a chemotherapeutic agent will require separate FDA approval as a new drug under the procedures specified above. Bovine collagen is a significant component of the Company's protein matrix. Two rare autoimmune connective tissue conditions, polymyositis and dermatomyositis ("PM/DM"), have been alleged to occur with increased frequency in patients who have received cosmetic collagen treatments. Based upon the occurrence of these conditions, the FDA requested a major manufacturer of bovine collagen products for cosmetic applications to investigate the safety of such uses of its collagen. In October 1991, an expert panel convened by the FDA to examine this issue found no statistically significant relationships between injectable collagen and the occurrence of autoimmune disease, but noted that certain limitations in the available data made it difficult to establish a statistically significant association.

         In addition, bovine sourced materials are of some concern because of transmission of Bovine Spongiform Encelphalopathy ("BSE"). The Company has taken all precautions to minimize the risk of contamination of its collagen with BSE, including the use of United States-sourced cow hides. The Committee For Proprietary Medicinal Products ("CPMP"), a steering committee of the European Medicines Evaluation Agency ("EMEA"), has classified materials made from bovine skin products as showing no detectable infectivity, indicating minimal risk of transmission of BSE.

Volatility of Stock Price; No Dividends

         The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and, in addition, the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other biopharmaceutical products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Anti-Takeover Provisions

         Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of

Directors has the authority to issue shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

         The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

Year 2000 Compliance

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         During 1997, the Company installed a new accounting system that was confirmed by the vendor to address the year 2000 related issues. However, the Company has not analyzed the external factors, such as the impact on those vendors adversely affected by the year 2000 issue, and has not assessed the related potential effect on the Company's business, financial condition or results of operations. There can be no assurance that computer systems and applications of other companies on which the Company's operations rely will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

                                   MANAGEMENT

Executive Officers of the Company

Certain information about the Company's executive officers is set forth below:

Name                                       Age            Position
------------------------                   ---            -------------------------------------------------

Michael D. Casey                           52             President, Chief Executive Officer and Director

James R. Glynn                             51             Chief Operating Officer, Chief Financial Officer,
                                                          Assistant Secretary and Director

Richard D. Leavitt, M.D.                   52             Senior Vice President, Medical and Regulatory
                                                          Affairs

Dennis M. Brown, Ph.D.                     48             Vice President, Discovery Research

Richard E. Jones, Ph.D.                    53             Vice President, Research and Development

Andrew G. Korey, Ph.D.                     49             Vice President, Business Development/Scientific
                                                          Licensing

Ronald P. Lucas                            56             Vice President, Operations

Natalie L. McClure, Ph.D.                  45             Vice President, Regulatory Affairs and Quality
                                                          Assurance

Harry D. Pedersen                          42             Vice President, Corporate Development

         Mr. Casey has been President, Chief Executive Officer and a director of the Company since September 1997. From November 1995 to December 1996, he was Executive Vice President of Schein Pharmaceutical, Inc., ("Schein"), a generic and ethical pharmaceutical company, and in December 1996 he was appointed
President of the retail and specialty products division of Schein. From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc., a biopharmaceutical company. Mr. Casey was President of McNeil Pharmaceutical, a unit of Johnson & Johnson, from 1989 to June 1993 and Vice President, Sales and Marketing for the Ortho Pharmaceutical Corp. ("Ortho") subsidiary of Johnson & Johnson from 1985 to 1989. Previously, he held a number of sales and marketing positions with Ortho.

         Mr. Glynn was named Chief Operating Officer of the Company in September 1997 and has served as Chief Financial Officer since July 1995 and Assistant
Secretary and director of the Company since June 1997. Mr. Glynn served as interim President and Chief Executive Officer from June to September 1997. He joined the Company in July 1995 as Senior Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, from 1987 to February 1995, he served as Executive Vice President, Chief Financial Officer and director of Mycogen Corporation. From 1982 to 1987, Mr. Glynn was Vice President, Finance and Treasurer of Lubrizol Enterprises, Inc., a venture development company.

         Dr. Leavitt joined the Company in November 1996 as Senior Vice President, Medical and Regulatory Affairs. From June 1993 to November 1996, he was Vice President, Clinical and Regulatory

Affairs of Focal Incorporated, a biopharmaceutical company. Prior to joining Focal Incorporated, from 1991 to June 1993 he served as Director, Clinical Research at Genetics Institute. Prior to joining Genetics Institute, from 1986 to 1991 he held various management positions at Fujisawa USA, Fujisawa SmithKline Corporation, and Centocor Incorporated. Prior to joining Centocor Incorporated, he was an Assistant Professor at the University of Maryland School of Medicine and Johns Hopkins University School of Medicine.

         Dr. Brown, a founder of the Company, has been Vice President, Discovery Research since March 1995 and was Vice President of Scientific Affairs from 1985 to March 1995. He was also a director of Matrix from 1985 to 1991. From 1985 until 1987, he was an Assistant Professor of Radiology at the Joint Center for Radiation Therapy at Harvard Medical School. From 1979 to 1985, he was a Research Associate, Department of Radiology at the Stanford University School of Medicine.

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

         Dr. Korey became Vice President, Business Development/Scientific Licensing in March 1998 after serving as Vice President, Medical Information and Extramural Scientific Affairs from January 1997 to March 1998. He held the position of Vice President, Clinical Research and Medical Affairs from January 1996 to January 1997. From 1990 to January 1996, he held the position of Vice President, Medical and Regulatory Affairs. Prior to joining Matrix, in 1989 Dr. Korey was a consultant with A. Korey & Associates. He held the position of Vice President, Medical Affairs at Genelabs, Inc., a biotechnology company, from 1987 to 1989 and Director of Scientific and Medical Affairs at Syntex Pharmaceuticals Canada from 1981 to 1987. From 1978 to 1981, he served as Assistant Director of Clinical Research at G.D. Searle in Canada.

         Mr. Lucas became Vice President of Operations at Matrix in March 1996. From September 1994 to February 1996, he was the Vice President of Operations at Telios Pharmaceuticals ("Telios"), a division of Integra LifeSciences. Prior to joining Telios, he was the Vice President of Operations from January 1991 to September 1994 at IVAC Corporation, a division of Eli Lilly and Company. From 1986 to 1991, he was Director of Project Management and Director of Manufacturing Operations at Hybritech, Inc., a division of Eli Lilly. He also held a number of management and technical positions at Eli Lilly's corporate headquarters in Indianapolis.

         Dr. McClure was named Vice President, Regulatory Affairs of the Company in March 1996. In September 1996, she also assumed responsibility for the Quality Assurance Group. Dr. McClure held the positions of Associate Director of Regulatory Affairs from January 1993 to August 1993 and Director of Regulatory Affairs from August 1993 to March 1996. Prior to joining Matrix, she held various positions at Syntex Corporation in the Chemical Process Development department and in Regulatory Affairs.

         Mr. Pedersen was appointed Vice President, Corporate Development in June 1997. Between December 1995 and May 1997, he was Senior Director, Strategic Business Development, for Hoechst Marion Roussel. Between June 1992 and December 1995, he was Senior Director of Business Development for Marion Merrell Dow. Prior to that, he held a variety of positions with Marion Laboratories including Manager of European Licensing.

Item 2.  Properties

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13.1 million. The facility, which approximates 67,000 square feet, includes production, research and development, and administrative operations as well as an adjacent parcel of land. This facility requires validation and process installation investments, to which the Company has committed capital expenditures of approximately $8.9 million, of which $6.9 million has been paid through December 31, 1997. On July 15, 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The lease has a term of two years ending July 1998 and the rental income during the two-year period totals approximately $2.9 million.

         In March 1998, the Company entered into an agreement with a real estate investment trust for the sale and leaseback of its San Diego manufacturing facility structured as an $18,600,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. The lease has a term of thirteen years with the option to renew up to 25 years. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases.

         During September 1997, the Company's management suspended further development and commercialization of AccuSite after being notified that the FDA did not approve AccuSite as a treatment for genital warts. Pursuant to the restructuring plan which was established in the third quarter of 1997, the
Operations group relocated to the San Diego facility from its Northern California facilities during the fourth quarter of 1997. During the first quarter of 1998, the Company terminated its lease obligation on the manufacturing facility in San Jose and negotiated termination agreements for the manufacturing and storage facilities located in Milpitas, California. Costs associated with the termination of the leases and write-off of leasehold improvements for the leased facilities have been accrued in current liabilities on the balance sheet. See "Management Discussion and Analysis--Results of Operations."

         In May 1994, the Company entered into an 18-year lease agreement beginning in January 1996, for a facility totaling approximately 50,000 square feet in Fremont, California. This facility includes administrative space and research and development space. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

Item 3. Legal Proceedings

         On December 21, 1994, Collagen Corporation ("Collagen") filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the Company's manufacturing process for collagen and seeking unspecified damages and injunctive relief. The Company denied all allegations of the complaint and subsequently filed a cross-complaint against Collagen and Howard Palefsky, Collagen's former Chairman and Chief Executive Officer, seeking recovery of damages for defamation and violations of state law unfair competition.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's stockholders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended December 31, 1997.

                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of Matrix Pharmaceutical, Inc. trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol MATX. The Company's common stock began trading on January 28, 1992. The following table presents quarterly information on the high and low sale prices of the Company's Common Stock for fiscal years 1997 and 1996, as regularly quoted on the Nasdaq National Market.

                      Fiscal Year                 High               Low
                      -----------                 ----               ---

                      1997
                      1st Quarter           $      7.50        $     5.75
                      2nd Quarter                  7.84              5.00
                      3rd Quarter                  7.44              3.94
                      4th Quarter                  5.00              3.00

                      1996
                      1st Quarter           $     26.00        $    16.75
                      2nd Quarter                 28.75             14.75
                      3rd Quarter                 20.25              6.75
                      4th Quarter                  9.50              5.38

         As of February 28, 1998, there were approximately 271 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

(In thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Period from
                                                                                                                         Inception
                                                                                                                         (February
                                                                                                                            11,
                                                                                                                          1985) to
                                                           For the Years Ended December 31,                             December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                  1993           1994           1995          1996           1997          1997
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data:

Revenues                                       $   2,150      $     100      $    --        $    --        $    --      $   2,250

Costs and expenses
     Research and development                     12,651         17,072         20,256         24,320         27,214      116,569
     General and administrative                    3,289          3,806          8,336         11,428         14,270       47,235
     Special charges                                --             --             --             --            4,518        4,518
------------------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                 15,940         20,878         28,592         35,748         46,002      168,322
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                             (13,790)       (20,778)       (28,592)       (35,748)       (46,002)    (166,072)

Interest and other income                          1,941          1,311          2,179          6,534          5,913       21,181
Rental income                                       --             --             --              659          1,467        2,126
Interest expense                                    (100)          (121)          (204)        (1,088)        (1,109)      (2,855)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                       $ (11,949)     $ (19,588)     $ (26,617)     $ (29,643)     $ (39,731)   $(145,620)
====================================================================================================================================

Basic and diluted net loss per
common share                                   $   (1.18)     $   (1.86)     $   (2.19)     $   (1.48)     $  (1.85)

Weighted average shares used in
computing basic and diluted net
loss per common share                             10,132         10,538         12,173         20,081        21,536

                                                                 December 31,
-------------------------------------------------------------------------------------------------------------------
                                                    1993         1994          1995           1996           1997
-------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Balance Sheet Data:
Cash, cash equivalents
     and investments                           $    35,316    $  35,059      $  77,331     $  114,584     $  80,368
Total assets                                        39,077       37,767         94,419        134,950       110,429
Total long-term liabilities                            870          761         12,307         11,724        22,161
Total stockholders' equity                          35,629       34,168         76,355        115,511        76,653

                                                                              25

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

         This Form 10-K may contain, in addition to historical information, forward-looking statements, including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Any such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited sales and marketing experience; limited manufacturing experience; dependence on sources of supply; rapid technological change; substantial competition; uncertainty regarding patents and proprietary rights; uncertainty of pharmaceutical pricing; and no assurance of adequate reimbursement, please see the "Risk Factors" section included in this Form 10-K as well as other factors discussed below and elsewhere in this report.

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included on pages 35-53.

Overview

         Since the Company's inception in 1985, the primary focus of its operations has been research and development and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its current and future products. For the period from its inception to December 31, 1997, the Company has incurred a cumulative net loss of $145,620,000.

         Revenues in 1993 and 1994 were generated primarily by amounts earned under license agreements. No revenues were recognized in 1995, 1996, or 1997.

 Results of Operations

 Years ended December 31, 1997 and 1996.

         The Company had no revenue for 1997 or 1996.

         Research and development expenses for 1997 increased by 12% to $27,214,000 as compared to $24,320,000 for 1996. This increase was primarily due to higher personnel costs for the Company's clinical and research and development programs as well as increases in manufacturing personnel costs in anticipation of the commercial introduction of AccuSite in the United States. Higher clinical expenses related to IntraDose Injectable Gel in 1997 over 1996 were offset by lower clinical trial expenses for AccuSite in 1997.

         General and administrative expenses for 1997 increased by 25% to $14,270,000 as compared to $11,428,000 for 1996. This increase was primarily due to higher legal expenses related to the Collagen litigation which was settled during the second quarter of 1997, increases in recruiting and relocation expenses, higher personnel costs, and product sales expenses associated with the commercial launch of AccuSite in the United Kingdom during 1997.

         Pre-tax special charges of $4,518,000 were recorded during the third quarter of fiscal 1997 in connection with the decision to suspend further development and commercialization of AccuSite. Management suspended the AccuSite program after being notified that the FDA was not prepared to approve AccuSite as a treatment for genital warts. In September 1997, restructuring costs were accrued to conclude the clinical trials and commercial programs associated with AccuSite. The Company reduced its workforce by approximately 63 employees, of which 46 positions related to manufacturing, resulting in severance expenses of $1,478,000. Additional expenses included the write-off of inventory related to AccuSite of $1,245,000, costs totaling $1,194,000 associated with the shut down of the Company's Northern California facilities and write-off of manufacturing equipment, the closing of clinical trials with respect to AccuSite of $414,000, and sales and marketing costs associated with AccuSite of $187,000. At December 31, 1997, the reserve balance of $2,063,000 was included in current liabilities of which accruals for future cash payments was approximately $1,500,000.

         Net interest and other income increased by 3% to $6,271,000 for 1997 as compared to $6,105,000 for 1996. The increase is primarily due to the receipt of rental income from the lease in July 1996 of a portion of the San Diego facility for fiscal 1997 and the amortization of a five year non-compete agreement. This is partially offset by a decline in interest income as a result of lower average cash balances experienced throughout the year.

         As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $140,600,000 and $13,100,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $3,200,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2012, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 1998 through 2003, if not utilized.

 Years ended December 31, 1996 and 1995.

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

         General and administrative expenses for 1996 increased by 37% to $11,428,000 as compared to $8,336,000 for 1995. In addition, 1995 general and administrative expenses include the repurchase of marketing rights to AccuSite for $2,000,000. This increase was primarily due to higher legal expenses due to the Collagen litigation, higher-personnel expenses, including the hiring of additional marketing staff, and AccuSite market prelaunch expenses.

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

Liquidity and Capital Resources

         At December 31, 1997, the Company had $80,400,000 in cash, cash equivalents and marketable securities, compared to $114,600,000 at December 31, 1996. The decrease of $34,200,000 includes cash receipts from an equipment financing agreement of $9,950,000, interest and rental income of approximately $7,400,000 and $2,800,000 as part of a non-compete agreement. Cash disbursements were used primarily to fund operating activities, inventory and capital purchases.

         In March 1998, the Company entered into an agreement with a real estate investment trust for the sale and leaseback of its San Diego manufacturing facility structured as an $18,600,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. The lease has a term of thirteen years with the option to renew up to 25 years. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases.

         In October 1997, the Company received $9,950,000, net of commitment fees, as part of a five-year equipment financing agreement maturing in 2002. The agreement is secured by the equipment purchased by the Company between October 21, 1995 and March 31, 1998.

         Special charges of approximately $4,500,000 were recorded during the third quarter of 1997 in connection with the decision to suspend further development and commercialization of AccuSite. See "Results of Operations". Total cash payments for restructuring are approximately $2,700,000, of which $1,500,000 remained payable at December 31, 1997. The remaining amount is expected to be paid during the first half of 1998.

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13,100,000. The facility, which includes furniture and equipment and an adjacent parcel of land, is being financed with a ten year installment loan for $9,938,000, amortized over a period of 30 years. This facility requires validation and process installation investments to which the Company has committed capital expenditures of approximately $8,900,000, of which $6,900,000 has been paid through December 31, 1997. On July 15, 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The lease has a term of two years and the rental income for the year ended December 31, 1997 was approximately $1,500,000.

         On April 8, 1996, the Company closed a public offering pursuant to which 3,162,500 new shares of the Company's common stock were sold at $22.63 per share resulting in net proceeds of $67,400,000 to the Company.

         On October 17, 1995, the Company closed a public offering pursuant to which 4,097,000 new shares of common stock were sold at $13.25 per share, which resulted in net proceeds of $50,900,000 to the Company.

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of December 31, 1997, the remaining balance of this obligation was $1,500,000.

         On August 29, 1995, the Company raised $16,800,000 after issuance costs in a private placement of the Company's common stock to a group of investors. The offering involved the sale of 1,481,982 new shares of the Company's common stock at a price of $12.00 per share.

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

         The Company expects to incur substantial additional costs relating to the continued clinical development of its oncology products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. The Company anticipates that its existing and committed capital resources, including the proceeds of its April 1996 public offering, October 1997 equipment financing, and recent sales and leaseback agreement, will enable it to maintain its current and planned operations at least through 1999. The Company may require additional outside financing to complete the process of bringing current products to market, and there can be no assurance that such financing will be available on favorable terms, if at all.

         Capital  expenditures  for  environmental   control  efforts  were  not
material during the 1997 and 1996 fiscal years.

Year 2000 Compliance

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         During 1997, the Company installed a new accounting system that was confirmed by the vendor to address the year 2000 related issues. However, the Company has not analyzed the external factors, such as the impact on those vendors adversely affected by the year 2000 issue, and has not assessed the related potential effect on the Company's business, financial condition or results of operations. There can be no assurance that computer systems and applications of other companies on which the Company's operations rely will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8. Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements:

                  Consolidated Balance Sheets--December 31, 1996 and 1997.                       Page 35

                  Consolidated Statements of Operations
                  Years Ended December 31, 1995, 1996 and 1997, and Period from
                  Inception (February 11, 1985) To December 31, 1997.                            Page 36

                  Consolidated Statement of Stockholders' Equity
                  Period from Inception (February 11, 1985) To
                  December 31, 1997.                                                             Pages 37-38

                  Consolidated Statements of Cash Flows
                  Years Ended December 31, 1995, 1996 and 1997, and Period from
                  Inception (February 11, 1985) To December 31, 1997.                            Page 39

                  Notes to Consolidated Financial Statements                                     Pages 40-52

                  Report of Ernst & Young LLP, Independent Auditors                              Page 53

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 18, 1998 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Item 1, Part 1 of this Form 10-K under the caption "Executive Officers of the Company" on pages 21 and 22. The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

                  Index to Consolidated Financial Statements:

                  Consolidated Balance Sheets--December 31, 1996 and 1997.                       Page 35

                  Consolidated Statements of Operations
                  Years Ended December 31, 1995, 1996 and 1997, and Period from
                  Inception (February 11, 1985) To December 31, 1997.                            Page 36

                  Consolidated Statement of Stockholders' Equity
                  Period from Inception (February 11, 1985) To
                  December 31, 1997.                                                             Pages 37-38

                  Consolidated Statements of Cash Flows
                  Years Ended December 31, 1995, 1996 and 1997, and Period from
                  Inception (February 11, 1985) To December 31, 1997.                            Page 39

                  Notes to Consolidated Financial Statements                                     Pages 40-52

                  Report of Ernst & Young LLP, Independent Auditors                              Page 53

(a) 2.     Financial Statement Schedules

         All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1997.

(c) Exhibits
Number            Exhibit
------            ------------------------------------------------------------------------------------------------------------------
3.1               Certificate of Designation of Preferences of Preferred Shares of the Company as filed with the Delaware  Secretary of State on August 25, 1994  (Incorporated  by reference to Exhibit 5.3 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)

3.1b              Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 13, 1992

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

10.23a*           Supply Agreement between the Company and **** dated December 22, 1988

10.25c            Form of Indemnification Agreement

10.26d            Form of Recapitalization

10.27b            Lease between the Company and Becton Dickinson Corporation, dated November 16, 1992

10.29b            Equipment Lease Agreement between the Company and General Electric Capital Corporation, dated December 17, 1992

--------
*    Confidential treatment has been granted with respect to certain portions of this agreement.

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

10.30             Settlement  Agreement and General Release dated February 2, 1993 (Incorporated herein by reference to Exhibit 19.1 filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1993)

10.36*            Lease between the Company and Calaveras  Associates II, dated August 4, 1993 (Incorporated  herein by reference to the  exhibit of the same number  filed with the  Company's  Form 10-Q as filed with the  Securities  and  Exchange
                  Commission on November 12, 1993)

10.38             Lease  between the  Company,  John  Arrillaga  and Richard T. Peery  Separate  Property  Trust,  dated May 9, 1994
                  (Incorporated  herein by reference to the exhibit of the same number filed with the  Company's  Form 10-Q as filed with the Securities and Exchange Commission on August 12, 1994)

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

10.42             Termination  and Repurchase  Agreement  between the Company and Medeva dated September 18, 1995  (Incorporated  by reference to exhibit No. 10.1 to the  Company's  Registration  Statement on Form S-3 (file No.  33-96556) as filed with the Securities and Exchange Commission on September 25, 1995)

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

10.46*            Settlement and License Agreement effective as of May 23, 1997 by and between Collagen Corporation and the Company

10.47*            Distribution Agreement made as of August 4, 1997 by and between the Company and Altana, Inc.

10.48e            1988 Restricted Stock Plan (Amended and Restated through March 19, 1997)

10.49f            Form of Stock Issuance Agreement

10.50g            1991 Directors Stock Option Plan (Amended and Restated through March 19, 1997)

10.51h            Form of Non-Statutory Stock Option Agreement

10.52             Imperial Bank Credit Agreement date October 8, 1997

10.53             Option Acceleration Program dated January 27, 1998

10.54             Termination of Lease Agreement with Becton Dickinson

10.55             Employment Agreement between the Company and Michael D. Casey

23.1              Consent of Ernst & Young LLP, Independent Auditors

27                Financial Data Schedule

---------
*    Confidential treatment has been granted with respect to certain portions of this agreement.
b    Incorporated  herein by reference to the  exhibits of the same number  filed with the  Company's  Form 10-K as filed with the Securities and Exchange Commission on March 31, 1993.
d    Incorporated  herein by  reference  to the exhibit of the same number filed with  Amendment No. 2 to the Company's  Registration  Statement on Form S-1
     (File No. 33-44459) as filed with the Securities and Exchange Commission on January 27, 1992
e    Incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 (No. 333-32213).
f    Incorporated by reference to Exhibit 99.6 of Registration Statement on Form S-8 (No. 333-32213).
g    Incorporated by reference to Exhibit 99.7 of Registration Statement on Form S-8 (No. 333-32213).
h    Incorporated by reference to Exhibit 99.8 of Registration Statement on Form S-8 (No. 333-32213).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MATRIX PHARMACEUTICAL, INC.


Date:      March 27, 1998           By:    /s/ Michael D. Casey
     ----------------------         ----------------------------
                                           Michael D. Casey
                                           President and Chief Executive Officer

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

Date:      March 27, 1998                   /s/ Michael D. Casey
     ----------------------         --------------------------------
                                            Michael D. Casey
                                            President, Chief Executive Officer and Director (Principal Executive
Officer)

Date:      March 27, 1998                   /s/ J. Stephan Dolezalek
     ----------------------         --------------------------------
                                            J. Stephan Dolezalek
                                            Director

Date:      March 27, 1998                   /s/ James R. Glynn
     ----------------------         --------------------------------
                                            James R. Glynn
                                            Director, Chief Operating Officer, Chief Financial Officer, Assistant
                                            Secretary (Principal Financial and Accounting Officer)

Date:      March 27, 1998                   /s/ Marvin E. Jaffe, M.D.
     ----------------------         --------------------------------
                                            Marvin E. Jaffe, M.D.
                                            Director

Date:      March 27, 1998                   /s/ Bradley G. Lorimier
     ----------------------         --------------------------------
                                            Bradley G. Lorimier
                                            Director

Date:      March 27, 1998                   /s/ Edward E. Luck
     ----------------------         --------------------------------
                                            Edward E. Luck
                                            Chairman of the Board

Date:      March 27, 1998                   /s/ John E. Lyons
     ----------------------         --------------------------------
                                            John E. Lyons
                                            Director

Date:      March 27, 1998                   /s/ Julius L. Pericola
     ----------------------         --------------------------------
                                            Julius L. Pericola
                                            Director

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                           Consolidated Balance Sheets


(In thousands except share and per share amounts)                                               December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                                1996               1997
------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
       Cash and cash equivalents                                                     $        20,138    $        19,719
       Short-term investments                                                                 38,997             40,666
       Short-term notes from related parties                                                       -                750
       Other current assets                                                                    3,041              1,378
------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                           62,176              62,513

Property and equipment, net                                                                   17,152             26,742
Non-current investments                                                                       55,449             19,983
Long term notes from related parties                                                               -                600
Deposits and other assets, net                                                                   173                591
------------------------------------------------------------------------------------------------------------------------
                                                                                     $       134,950    $       110,429
========================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                              $         2,636    $         2,800
       Accruals for special charges                                                                -              2,063
       Accrued compensation                                                                    1,045                922
       Accrued clinical trial costs                                                            1,239              1,788
       Other accrued liabilities                                                               2,135              1,759
       Current portion of debt and capital lease obligations                                     660              2,283
------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                        7,715             11,615
Debt and capital lease obligations, less current portion                                      11,724             20,248
Deferred other income                                                                              -              1,913
------------------------------------------------------------------------------------------------------------------------
              Total long-term liabilities                                                     11,724             22,161

Stockholders' equity
       Common stock,  $0.01 par value per share;  30,000,000 shares  authorized,
          21,257,856  shares issued and outstanding in 1996;  21,908,300  shares
          issued and outstanding in 1997                                                         213                219
       Additional paid-in capital                                                            222,043            224,925
       Notes receivable from shareholders                                                          -             (2,313)
       Deferred compensation                                                                    (780)              (539)
       Unrealized losses on marketable securities                                                (76)               (19)
       Deficit accumulated during the development stage                                     (105,889)          (145,620)
------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                     115,511             76,653
------------------------------------------------------------------------------------------------------------------------
                                                                                     $       134,950    $       110,429
========================================================================================================================

                            (See accompanying notes )

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                                                                        Inception
                                                                                                                       (February 11,
                                                                                                                         1985) to
                                                                       For the Years Ended December 31,                 December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                 1995               1996                1997                1997
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                      $    --             $    --             $    --             $   2,250

Costs and expenses
     Research and development                                    20,256              24,320              27,214             116,569
     General and administrative                                   8,336              11,428              14,270              47,235
     Special charges                                               --                  --                 4,518               4,518
------------------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                28,592              35,748              46,002             168,322
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                            (28,592)            (35,748)            (46,002)           (166,072)

Interest and other income                                         2,179               6,534               5,913              21,181
Rental Income                                                      --                   659               1,467               2,126
Interest expense                                                   (204)             (1,088)             (1,109)             (2,855)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                      $ (26,617)          $ (29,643)          $ (39,731)          $(145,620)
====================================================================================================================================

Basic and diluted net loss per
     common share                                             $   (2.19)          $   (1.48)          $   (1.85)
================================================================================================================

Weighted average shares used in
     computing basic and diluted net
     loss per common share                                       12,173              20,081              21,536
================================================================================================================

                            (See accompanying notes )

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                              Consolidated Statements of Stockholders'
                                         Equity For the period from inception (February 11,
                                                     1985) to December 31, 1997
                                                           (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unrealized   Deficit
                                                                                   Notes              Gain    Accumulated
                                                                                  Receiv-           (Losses)   During the   Total
                                                  Convertible          Additional  able   Deferred     on        Develop-    Stock-
                                                  Preferred   Common     Paid-in  Share-  Compen-   Marketable    ment     holders'
                                                    Stock      Stock     Capital  holders  sation   Securities    Stage     Equity
------------------------------------------------------------------------------------------------------------------------------------

Issuance of 508,867 shares of common stock        $   --     $      5   $    137   $--    $    (55)  $   --     $   --     $     87

Issuance of 3,564,000 shares of common stock at
   $15.00 per share, less offering costs, in
   an initial public offering in January 1992         --           36     48,950    --        --         --         --       48,986

Issuance of 5,250,000 shares of convertible
   preferred stock                                      53       --        5,272              --         --         --        5,325

Recapitalization of the Company (259,524 shares
   of common stock converted to 3,500,000 shares
   of convertible preferred stock)                      35         (3)       (32)   --        --         --         --         --

Issuance of 4,571,429 shares convertible
   preferred stock for cash and conversion
   of $400,000 notes payable to stock-
   holders(at $1.75 per share) in May 1990,
   net of offering costs                                45       --        7,880    --        --         --         --        7,925

Conversion of 6,343,531 shares of convertible
   preferred stock to common stock at the
   time of the initial public offering
   (after 1-for-2.1 reverse stock split in
   January 1992)                                      (133)        63         70    --        --         --         --         --

Issuance of 54,391 shares of common stock to
   employees and consultants for cash under
   stock option plan (from $0.23 to
    $0.37 per share)                                  --            1         13    --        --         --         --           14

Cancellation of promissory note in exchange for
   the repurchase of 238,095 shares of common
   stock from an officer in December 1990             --           (2)       (53)   --          55       --         --         --

Deferred compensation related to grant of
   stock options                                      --         --          819    --        (819)      --         --         --

Issuance of 59,757 shares of common stock to
   employees, consultants, and investors for
   cash under the stock option plan and for
   exercise of warrants (from $0.23 to
   $0.37 per share)                                   --         --           17    --        --         --         --           17

Issuance of 200,000 shares of common stock
   to Medeva PLC in May 1993 at $15.00 per
   share, less offering costs                         --            2      2,833    --        --         --         --        2,835

Issuance of 40,118 shares of common stock to
   employees and investors for cash under
   the stock option plan and for exercise
   of warrants (from $0.23 to $9.00 per share)        --            1        176    --        --         --         --          177

Issuance of 466,667 shares of common stock to
   Medeva PLC in May 1994 at $15.00 per share,
   less offering costs                                --            5      6,600    --        --         --         --        6,605

Issuance of 13,334 shares of convertible
   preferred stock in a private placement
   in August 1994 at $900 per share, less
   offering costs                                     --         --       11,790    --        --         --         --       11,790

Amortization of deferred compensation                 --         --          (12)   --         718       --         --          706

Unrealized gains (losses) on marketable
   securities                                         --         --         --      --        --         (670)      --         (670)

Net loss                                              --         --         --      --        --         --      (49,629)   (49,629)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                          --          108     84,460    --        (101)      (670)   (49,629)    34,168

Issuance of 148,016 shares of common stock
   to employees and investors for cash under
   the stock option plan and for exercise
   of warrants (from $0.23 to $11.38 per share)       --            1        425    --        --         --         --          426

Issuance of 10,800 shares to employees at
   $14.00 per share                                   --         --          151    --        --         --         --          151

Issuance of 1,481,982 shares of common stock
   for cash in a private placement in August
   1995 at $12 per share, less offering costs         --           15     16,804    --        --         --         --       16,819

Issuance of 4,097,000 shares of common stock
   for cash in a follow-on public offering
   in October 1995 at $13.25 per share, less
   offering costs                                     --           41     50,908    --        --         --         --       50,949

Deferred compensation related to grant of
   stock options                                      --         --          514    --        (514)      --         --         --

Amortization of deferred compensation                 --         --         --      --         101       --         --          101

Unrealized gains (losses) on marketable
   securities                                         --         --         --      --        --          358       --          358

Net loss                                              --         --         --      --        --         --      (26,617)   (26,617)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      $   --     $    165  $ 153,262   $--    $   (514)   $  (312) $ (76,246) $  76,355

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                              Consolidated Statements of Stockholders'
                                         Equity For the period from inception (February 11,
                                                     1985) to December 31, 1997
                                                           (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unrealized   Deficit
                                                                                   Notes              Gain    Accumulated
                                                                                  Receiv-           (Losses)   During the   Total
                                                  Convertible          Additional  able   Deferred     on        Develop-    Stock-
                                                  Preferred   Common     Paid-in  Share-  Compen-   Marketable    ment     holders'
                                                    Stock      Stock     Capital  holders  sation   Securities    Stage     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995
                                                  $  --      $   165    $153,262   $--     $  (514)  $   (312)  $(76,246)  $ 76,355

Issuance of 269,446 shares of common stock to
   employees and investors for cash under the
   stock option plan (from $0.23 to $13.50
   per share)                                        --            3       1,395    --       --         --         --         1,398

Issuance of 3,162,500 shares of common stock
   for cash in a follow-on public offering in
   April 1996 at $22.63 per share, less
   offering costs                                    --           32      67,336    --       --         --         --        67,368

Conversion of 13,334 shares of convertible
   preferred stock into 1,333,400 shares
   of common stock                                   --           13        (357)   --       --         --         --          (344)

Deferred compensation related to grant of
   certain stock options                             --         --           407    --        (407)     --         --         --

Amortization of deferred compensation                --         --         --       --         141      --         --           141

Unrealized gains (losses) on marketable
   securities                                        --         --         --       --       --           236      --           236

Net loss                                             --         --         --       --       --         --       (29,643)   (29,643)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         --        213       222,043    --        (780)       (76)  (105,889)   115,511

Issuance of 208,862 shares of common stock to
   employees and investors for cash under the
   stock option plan (from $0.23 to $.37
    per share)                                       --          2            74    --       --         --          --           76

Issuance of 71,582 shares to employees under
   employee savings and retirement plan
   (from $4.94 to $6.69 per share)                   --         --           427    --       --         --          --          427

Issuance of 370,000 shares to officers and
   employees for promissory notes under
   Shared Investment Program ($6.25 per share)       --          4         2,309 (2,313)     --         --          --         --

Forfeitures of deferred compensation                 --         --          (576)   --        576       --          --         --

Deferred compensation related to grant of
   certain stock options                             --         --           648    --        (648)     --          --         --

Amortization of deferred compensation                --         --         --       --         313      --          --          313

Unrealized gains (losses) on marketable
   securities                                        --         --         --       --       --            57       --           57

Net loss                                             --         --         --       --       --         --       (39,731)   (39,731)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $  --     $  219      $224,925 $(2,313)  $  (539)  $    (19) $(145,620)  $ 76,653
====================================================================================================================================

                                             (See accompanying notes)

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Increase (Decrease) in Cash and Cash Equivalents

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                                                                        Inception
                                                                                                                       (February 11,
                                                                                                                         1985) to
                                                                                 For the Years Ended December 31,       December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1995            1996           1997           1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
     Net loss                                                                $ (26,617)     $ (29,643)     $ (39,731)     $(145,620)
     Adjustments to reconcile net loss to net cash used
     by operating activities:
         Depreciation and amortization                                             946          1,051          1,142          5,609
         Amortization of deferred compensation                                     101            141            313          1,273
         Repurchase of marketing rights                                          2,000           (250)          (250)         1,500
         Other                                                                     154             83             72            500

     Changes in assets and liabilities:
         Other current assets                                                     (425)        (2,089)         1,663         (1,378)
         Deposits and other assets                                                   3             44           (418)          (600)
         Notes receivable from related parties                                    --             --           (1,350)        (1,350)
         Accounts payable                                                          356          1,031            164          2,800
         Accrued compensation                                                      513            201           (123)           922
         Deferred other income                                                    --             --            2,473          2,473
         Restructuring costs                                                      --             --            2,063          2,063
         Accrued clinical trial costs                                            1,476           (575)           549          1,788
         Other accrued liabilities                                                 138          1,471           (936)         1,199
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used for) operating activities                              (21,355)       (28,535)       (34,369)      (128,821)
Cash flows from investing activities:
     Capital expenditures                                                      (14,904)        (2,326)        (9,857)       (31,654)
     Investment in available-for-sale securities                               (14,796)      (189,548)       (31,100)      (381,983)
     Investment in held-to-maturity securities                                    --             --             --          (23,827)
     Proceeds from sale of available-for-sale securities                         5,480         95,219           --          221,101
     Maturities of investments                                                  12,647         21,734         65,000        123,708
------------------------------------------------------------------------------------------------------------------------------------
         Cash flows provided by (used for) investing activities                (11,573)       (74,921)        24,043        (92,655)
Cash flows from financing activities:
     Payments on debt and capital lease obligations                               (426)          (503)          (546)        (2,672)
     Issuance of convertible promissory note
         payable to stockholders                                                  --             --             --              400
     Net cash proceeds from issuance of:
         Debt and capital lease financing                                       10,408           --            9,950         22,835
         Preferred stock                                                           (46)          --             --           24,679
         Common stock                                                           68,391         68,422            503        195,953
------------------------------------------------------------------------------------------------------------------------------------
         Cash flows provided by financing activities                            78,327         67,919          9,907        241,195
Net increase (decrease) in cash and cash equivalents                            45,399        (35,537)          (419)        19,719
Cash and cash equivalents at the beginning of period                            10,276         55,675         20,138           --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of period                               $  55,675      $  20,138      $  19,719      $  19,719
====================================================================================================================================
Supplemental schedule of noncash investing and
financing activities:
     Notes receivable from shareholders in exchange
          for capital stock                                                  $    --        $    --        $   2,313      $   2,313
     Financing of capital equipment                                               --             --              943            943
     Issuance of stock upon conversion of
         promissory notes payable to stockholders                                 --             --             --              425
====================================================================================================================================
Supplemental disclosure of cash flow information:
         Interest paid                                                       $     204      $   1,088      $   1,229      $   2,975
====================================================================================================================================

                            (See accompanying notes)

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. Matrix Pharmaceutical, Inc. (the "Company") was incorporated in California on February 11, 1985 and reincorporated in Delaware in January 1992. The Company's principal activities to date have involved research and development of drug delivery systems using proprietary technology, recruiting key personnel, establishing a manufacturing process and raising capital to finance its development operations. The Company is classified as a development stage company.

         In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over the next several years. The Company has financed its operations and capital acquisitions primarily through stock issuances, capital leases, and subsequent to 1995, by long-term debt. The Company anticipates that its existing and committed capital resources will enable it to maintain its planned operations through 1999.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany balances and transactions.

Revenue recognition. The Company has recognized revenue under collaborative development agreements as it is earned. Non-refundable fees related to reimbursement of past research and development efforts are recognized upon signing of the agreement.

Net loss per share. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted per share data with basic and diluted per share data. Unlike primary per share data, basic per share data excludes any dilutive effects of options, warrants and convertible securities. Diluted per share data is very similar to the previously reported fully diluted per share data. All per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         Net loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are not included in the per share calculations because their inclusion would be antidilutive.

Cash and cash equivalents, short-term investments, and non-current investments. The Company invests its excess cash in government and corporate debt securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Investments with maturities longer than one year from the balance sheet date are classified as short-term investments or non-current investments based on the Company's intended holding period.

         The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities which are not classified as held-to-maturity and which are not held for resale in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest and other income. The cost of securities sold is based on the specific identification method.

Depreciation and amortization. The Company depreciates property and equipment using the straight-line method over the assets' estimated useful lives. Building and improvements are depreciated over 25 years. Prior to 1996, laboratory, operating, office and computer equipment were depreciated over five years. Beginning in 1996, existing and new laboratory, operating and office equipment and furniture were depreciated over 10 years and computer equipment over five years. The change in depreciation lives for certain assets did not materially impact the consolidated financial statements. Leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term. Amortization of equipment under capital leases is included with depreciation expense.

Long-term obligations. The carrying amounts of the loan and installment notes (note 6) approximates their fair value.

Stock based compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Accordingly, compensation costs for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note 12 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net loss and per share data for 1995, 1996, and 1997 as if the Company had elected to recognize compensation cost based upon the fair value of options granted at grant date as prescribed by SFAS 123.

New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which the Company is required to adopt for its fiscal year ended December 31, 1998. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In June 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for its fiscal year ended December 31, 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both standards will require additional disclosures, but will not have a material effect on the Company's financial position, cash flows or results of operations.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. FINANCIAL INSTRUMENTS

         The following is a summary of available-for-sale securities:

(In thousands)                                                   Available-For-Sale Securities
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross            Gross         Estimated
                                                                     Unrealized       Unrealized              Fair
December 31, 1997                                        Cost             Gains           Losses             Value
-------------------------------------------------------------------------------------------------------------------

U.S. government securities                          $  38,490             $  76          $   18          $  38,548
Certificates of deposit                                25,099                 1              17             25,083
Commercial paper                                       13,300               -                 -             13,300
Master notes                                            1,687               -                 -              1,687
Repurchase agreements                                     338               -                 -                338
-------------------------------------------------------------------------------------------------------------------
                                                    $  78,914             $  77          $    35         $  78,956
===================================================================================================================

(In thousands)                                                Available-For-Sale Securities
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross            Gross         Estimated
                                                                     Unrealized       Unrealized              Fair
December 31, 1996                                        Cost             Gains           Losses             Value
-------------------------------------------------------------------------------------------------------------------

Certificates of deposit                             $  57,982             $  20          $     2         $  58,000
U.S. government securities                             36,517                71              142            36,446
Repurchase agreements                                  15,046                 -                -            15,046
Master notes                                            3,907                 -                -             3,907
-------------------------------------------------------------------------------------------------------------------
                                                    $ 113,452             $  91           $  144         $ 113,399
===================================================================================================================

         Included in cash equivalents at December 31, 1997 and 1996 are $18,307,000 and $18,953,000, respectively, of available-for-sale securities. The Company invests in repurchase agreement securities which are collateralized by U.S. government securities which have a market value of 102% of the investment. The securities are marked to market daily to ensure that the market value of the underlying assets remain sufficient.

         No securities were sold during 1997. During the year ended December 31, 1996, the Company sold available-for-sale securities with a fair value of $46,000,000. The gross realized gain on such sales totaled $117,000 in 1996. In addition, the Company recorded a realized gain of $146,000 from the proceeds of a bond in 1996. The gross realized loss on such sales totaled $187,000 in 1996.

The cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.


(In  thousands)                                                              Available-for-Sale Securities
-------------------------------------------------------------------------------------------------------------------
                                                                                                         Estimated
December 31, 1997                                                                  Cost                 Fair Value
-------------------------------------------------------------------------------------------------------------------

Due in one year or less                                                       $  58,914                  $  58,973
Due after one year through five years                                            20,000                     19,983
-------------------------------------------------------------------------------------------------------------------
                                                                              $  78,914                  $  78,956
===================================================================================================================


3.  REPURCHASE OF MARKETING RIGHTS

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of December 31, 1997 the obligation has a balance of $1,500,000 and is included in current and long term obligations on the balance sheet.

4.   INVENTORY

         Inventory, which is included in other assets in 1996, is stated at the lower of cost or market. Cost is determined on an average cost approach which approximates the first in first out method.

         During 1997, the Company recorded additional AccuSite product inventory of $1,000,000 increasing the balance to $1,700,000, of which a reserve was established at $500,000 during the second quarter of 1997 based on the expiration date of the shelf life for the AccuSite product. The remaining balance of $1,200,000 was written off in the third quarter of 1997 as a result of the suspension of the AccuSite program.

(In  thousands)
----------------------------------------------------------------------------------------------------------------

December 31,                                                                       1996                   1997
----------------------------------------------------------------------------------------------------------------

Finished goods                                                                 $      -                $      -
Work in process                                                                     440                       -
Raw material                                                                        318                       -
----------------------------------------------------------------------------------------------------------------

Total Inventory                                                                  $  758                $      -
================================================================================================================

                                                                              43


5.  PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and consists of the following:

(In thousands)
-----------------------------------------------------------------------------------------------------------------

December 31,                                                           1996                                 1997
-----------------------------------------------------------------------------------------------------------------

Land                                                           $      4,258                       $        4,258
Building                                                              6,928                               13,872
Laboratory and operating equipment                                    4,234                                7,219
Office and computer equipment                                         2,462                                3,413
Leasehold improvements                                                2,890                                1,790
Manufacturing start-up costs                                            490                                  490
Construction in progress                                                265                                    -
-----------------------------------------------------------------------------------------------------------------
                                                                     21,527                               31,042
Less accumulated depreciation and amortization                       (4,375)                              (4,300)
-----------------------------------------------------------------------------------------------------------------
Net property and equipment                                     $     17,152                       $       26,742
=================================================================================================================

         In December 1995, the Company purchased a research and manufacturing facility in San Diego, California for $13,100,000. The facility includes land, building and related improvements, equipment, furniture, and an adjacent parcel of land. As of December 31, 1997, approximately $8,400,000 has been incurred for validation and process installation investments which are included in building and laboratory and operating equipment.

         Leasehold   improvement   balances  as  of  December   31,1997  exclude
$1,100,000  of  fully  depreciated   leasehold   improvements  pursuant  to  the
termination of the lease agreement for the Menlo Park facility.

         The Company refinanced several of its existing operating leases in the fourth quarter 1997. As the new leases were recorded as capital leases, additional laboratory and operating equipment and office and computer equipment of $900,000, together with a corresponding capital lease obligation, were recorded as of December 31, 1997.

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

         Asset purchased under debt (installment notes) or capital lease financing arrangements consist of building and related improvements, leasehold improvements, laboratory, operating, office and computer equipment with a cost of approximately $15,838,000 and $16,749,000 at December 31, 1996 and 1997,
respectively. Accumulated depreciation of these assets totaled approximately $2,478,000 and $2,772,000 at December 31, 1996 and 1997, respectively. The weighted average interest rate for debt and capital lease obligations in 1997 was 9.90%.

         In October 1997, the Company entered into a five year equipment financing agreement for $10,000,000. The loan bears 9% interest per annum and matures in 2002. The agreement is secured by all of the equipment purchased by the Company between October 21, 1995 and March 31, 1998.

         During the fourth quarter of 1995, the Company entered into a loan agreement for $9,938,000 to finance the purchase of a manufacturing and research facility in San Diego, California. The loan bears interest at 10.0% per annum and is for a period of ten years, amortized over 30 years. The loan is secured by the property purchased.

         Future principal payments under installment notes and minimum future payments under capital leases, are as follows at December 31, 1997:

(In thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                 Capital
                                                        Installment               Lease
Years ending December 31,                                  Notes               Obligations                 Total
--------------------------------------------------------------------------------------------------------------------

1998                                                     $      3,476          $       754              $     4,230
1999                                                            3,563                  568                    4,131
2000                                                            3,474                   26                    3,500
2001                                                            2,974                   26                    3,000
2002                                                            6,233                   26                    6,259
Thereafter                                                     12,321                    -                   12,321
--------------------------------------------------------------------------------------------------------------------
                                                               32,041                1,400                   33,441
Less amount representing interest                              10,765                  145                   10,910
--------------------------------------------------------------------------------------------------------------------
Present value of net minimum payments                          21,276                1,255                   22,531
Current portion                                                 1,631                  652                    2,283
--------------------------------------------------------------------------------------------------------------------
Amounts due after one year                               $     19,645          $       603              $    20,248
====================================================================================================================

7. LEASE COMMITMENTS

         The Company leased facilities in Fremont and San Jose as well as two facilities in Milpitas located in the State of California. The Company also leases a facility in the United Kingdom. Rent expense under all of these arrangements was approximately $1,422,000 in 1995, $1,610,000 in 1996, and $1,764,000 in 1997. Rental commitments under the building and equipment operating leases are as follows at December 31, 1997:

(In  thousands)
-----------------------------------------------------------------------------
Years ending December 31,                                               Total
-----------------------------------------------------------------------------

1998                                                             $      1,290
1999                                                                      789
2000                                                                      646
2001                                                                      669
2002                                                                      699
Thereafter                                                             10,234
-----------------------------------------------------------------------------
Total minimum lease payments                                     $     14,327
=============================================================================

         During September 1997, the Company's management suspended further development and commercialization of AccuSite after being notified that the FDA did not approve AccuSite as a treatment for genital warts. Pursuant to the restructuring plan which was established in the third quarter of 1997, the Operations group relocated to the San Diego facility from its Northern California facilities during the fourth quarter of 1997.

         The Company entered into an eighteen-year lease agreement beginning in January 1996, for a facility totaling approximately 50,000 square feet in Fremont, California. This facility includes administrative, and research and development usage. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

8. SPECIAL CHARGES

         Pre-tax special charges of $4,518,000 were recorded during the third quarter of fiscal 1997 in connection with the decision to suspend further development and commercialization of AccuSite. Management suspended the AccuSite program after being notified that the FDA is not prepared to approve AccuSite as a treatment for genital warts. In September 1997, restructuring costs were accrued to conclude the clinical trials and commercial programs associated with AccuSite. Pursuant to the plan, the Company reduced its workforce by approximately 63 employees, of which 46 positions related to manufacturing, for a total severance package of $1,478,000. Additional expenses included the write-off of inventory related to AccuSite of $1,245,000, costs totaling $1,194,000 associated with the shut down of Northern California facilities and write-off of manufacturing equipment, the closing of clinical trials with respect to AccuSite of $414,000, and sales and marketing costs associated with AccuSite of $187,000. At December 31, 1997, $2,063,000 remained in current liabilities of which accruals for future cash payments was approximately $1,500,000.

9. LITIGATION

         On December 21, 1994, Collagen Corporation ("Collagen") filed a lawsuit against the Company in Santa Clara County Superior Court alleging misappropriation of trade secrets concerning the Company's manufacturing process for collagen and seeking unspecified damages and injunctive relief. The Company denied all allegations of the complaint and subsequently filed a cross-complaint against Collagen and Howard Palefsky, Collagen's former Chairman and Chief Executive Officer, seeking recovery of damages for defamation and violations of state law unfair competition.

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

10. DEFERRED OTHER INCOME

         In June 1997, the Company received $2,800,000 as part of a five year non-compete agreement. This amount is amortized to other income over the duration of the agreement. At December 31, 1997, the remaining balance of $2,473,000 was included in other accrued liabilities and deferred other income in current liabilities and long-term obligations, respectively.

11. STOCKHOLDERS' EQUITY

Preferred Share Purchase Rights Plan. On April 17, 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan under which stockholders receive one one-hundredth Series B junior participating preferred share purchase rights for each share of Matrix common stock. The rights will be distributed as a non-taxable dividend, will expire on May 28, 2005, and will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the Company's common stock. The Board of Directors designated 150,000 shares as Series B junior participating preferred stock. As of December 31, 1997, no shares were issued or outstanding.

Common Stock. On August 29, 1995, the Company raised in a private placement of the Company's common stock, $16,800,000 after issuance costs from a group of investors. The offering involved the sale of 1,481,982 new shares of the Company's common stock at a price of $12.00 per share.

         On October 17, 1995, the Company closed a public offering pursuant to which 4,097,000 new shares of the Company's common stock were sold at $13.25 per share, which resulted in net proceeds of $50,900,000 to the Company.

         On April 8, 1996, the Company closed a public offering pursuant to which 3,162,500 new shares of the Company's common stock were sold at $22.63 per share resulting in net proceeds of $67,400,000 to the Company.

Shared Investment Program. In March 1997, the Board of Directors authorized a special risk sharing arrangement designated as the Shared Investment Program ("the Program"). Under the Program, the Company's executive officers and other key managerial personnel were given the opportunity to purchase shares of Common Stock in an individually designated amount per participant determined by the Committee of the Board of Directors. A total of 370,000 shares were purchased under the Program by nine eligible employees at $6.25 per share, the fair market value of the Common Stock on June 25, 1997, for an aggregate consideration of $2,312,500. The purchase price was paid through the participant's delivery of a full-recourse promissory note payable to the Company. Each note bears interest at 6.69% compounded semi-annually and has a maximum term of nine years. The notes are secured by a pledge of the purchased shares with the Company. The
Company recorded notes receivables from participants in this program for $2,312,500 in the equity section in the Consolidated Balance Sheet.

12. STOCK OPTION PLANS

1991 Directors Stock Option Plan. The Board of Directors adopted a Directors Stock Option Plan (the "Directors Plan") in 1991. Under the Directors Plan, each individual who first becomes a non-employee member of the Board of Directors is automatically granted a non-statutory option to purchase 40,000 shares of common stock which vest over a three-year period. Each non-employee director (upon re-election to the Board) will automatically receive an option to purchase 3,000 shares of common stock which vest over a one-year period. In May 1994, an additional 200,000 shares were reserved for issuance pursuant to the Directors Plan. In March 1997, the Board amended the Directors Plan which was approved by stockholders at the annual stockholders' meeting in June 1997. Under the amended Directors Plan, an additional 250,000 shares were reserved for issuance pursuant to the Directors Plan, and allow each outstanding option held by a board member on January 1, 1997 and each subsequently granted option to remain outstanding as to any vested option shares for the full 10-year option term, whether or not the optionee continues to serve on the board. The maximum number of shares which may be issued under the automatic option grant program is 592,858 shares. At December 31, 1997, the total number of common shares reserved for issuance under director's stock options was 592,858, of which 243,033 remain available for grant. At December 31, 1997, options to purchase 208,967 shares of common stock under the Directors Stock Plan were exercisable.

Restricted Stock Plan. The Company's Restricted Stock Plan ("the Plan") permits the Company to (i) grant incentive options at 100 percent of fair value at the date of grant; (ii) grant non-qualified options at 85 percent of fair value or greater; and (iii) grant purchase rights authorizing the sale of common stock at 85 percent of fair value subject to stock purchase agreements. Options may become exercisable immediately or in installments over time as specified in each option agreement. Shares purchasable under immediately exercisable options and under purchase rights may be subject to repurchase by the Company in the event of termination of employment; the Company's repurchase right shall lapse in one or more installments over the purchaser's period of service. The term of the Plan is ten years. Options have a maximum term of ten years except that options granted to ten-percent stockholders have a maximum term of five years. In May 1994, an additional 450,000 shares of common stock were reserved for issuance pursuant to the Plan. In May 1996, an additional 850,000 shares of common stock were reserved for issuance pursuant to the Plan. In June 1997, an additional 2,000,000 shares were reserved for issuance pursuant to the Plan. At December 31, 1997, the total number of common shares reserved for issuance under restricted stock options was 3,911,030 of which 1,443,775 remain available for grant.

Activity under the Restricted Stock Plan is as follows:

                                                            Purchase                                         Weighted
                                                           rights and                                         average
                                         Shares              options                                         exercise
                                        available          outstanding             Price per share            price**
                                       ------------        ------------        -----------------------       ----------

Balances at December 31, 1994              384,009           1,244,629          $   0.23 -  $   13.50
Grants of options and purchase rights     (397,100)            397,100          $  10.41 -  $   15.00         $  11.96
Exercise of options and purchase
   rights                                        -            (135,158)         $   0.23 -  $   11.38         $   2.87
Forfeitures                                 39,581             (39,581)         $   5.63 -  $   14.63         $   9.39
                                       ------------        ------------        -----------------------       ----------
Balances at December 31, 1995               26,490           1,466,990          $   0.23 -  $   15.00         $   7.18

Additional authorization                   850,000                   -
Grants of options and purchase rights   (1,214,050)          1,214,050          $   6.16 -  $   26.00         $  10.42
Exercise of options and purchase
   rights                                        -            (223,588)         $   0.23 -  $   13.50         $   4.04
Forfeitures                                585,816            (585,816)         $   5.63 -  $   26.00         $  14.15
                                       ------------        ------------        -----------------------       ----------
Balances at December 31, 1996              248,256           1,871,636          $   0.23 -  $   21.00         $   7.47

Additional authorization                 2,000,000                  -
Restricted stock awards                   (185,000)                 -
Grants of options and purchase rights   (3,030,584)          3,030,584          $   3.50 -  $    6.69         $   4.37
Exercise of options and purchase
   rights                                        -            (208,862)         $    .23 -  $     .37         $    .36
Forfeitures                              2,411,103          (2,411,103)         $   3.94 -  $   21.00         $   7.36
                                       ------------        ------------        -----------------------       ----------
Balances at December 31, 1997            1,443,775           2,282,255          $    .23 -  $   15.00         $   4.13
                                       ============        ============

**Weighted Average Price per Share not required for 1994

         At December 31, 1997, options to purchase 350,279 shares of common stock were exercisable at a weighted-average exercise price of $4.67 per share. At December 31, 1996, options to purchase 753,186 shares of common stock were exercisable at a weighted-average exercise price of $5.05 per share.


         Exercise prices for options outstanding as of December 31, 1997 ranged from $0.23 to $15.00 per share. The weighted-average remaining contractual life of those options is 9.6 years. Ranges of exercise price for 1997 are as follows:

                                                                    Weighted-average
                                                   Weighted-           remaining          Number         Weighted-
                                  Number            average            contractual         of            average
                                of options          exercise            life (in        exercisable       exercise
   Exercise price range        outstanding           price              years)           options          price
---------------------------    -------------       -----------      ---------------    ------------    -------------
 $    0.23  -   $     0.37          139,434         $    0.35                 4.4          139,434       $     0.35
 $    0.38  -   $     3.94        1,946,361         $    3.94                 9.9           74,224       $     3.94
 $    3.95  -   $    15.00          196,460         $    8.65                10.6          136,621       $     9.47
                               -------------       -----------      --------------    -------------    -------------
                                  2,282,255         $    4.13                 9.6          350,279       $     4.67
                               =============       ===========      ==============    =============    =============

         On September 26, 1996 the Board of Directors approved a resolution to offer eligible employees (excluding executive officers) holding stock options granted under the Plan, the opportunity to exchange their original stock options for new options granted at the then current fair market value. Under this program, each outstanding option granted from 1993 to 1996 with a price in excess of $7.50 per share can be replaced with a new option grant for the same number of shares with an exercise price of $7.50 per share. As a result, options on 409,050 shares were canceled and regranted at $7.50 per share. The new options have vesting periods ranging from two to four years depending upon the year the original grant was issued and are exercisable in installments over time as specified in each option agreement.

         On October 29, 1997, the Board of Directors approved a resolution to offer eligible employees, including executive officers, holding stock options granted under the Plan, the opportunity to exchange their existing stock options for new options at the then current fair market value of $3.94 per share. The resolution maintains the same vesting schedule for unvested shares as was applicable for the existing stock options, but increases the service period for those shares previously vested. Vested existing options exchanged for the new options will vest 50% after six months and 50% after one year.

         The Company applies APB 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net loss per share is required by SFAS 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The Black-Scholes option pricing model is used to calculate the fair value of these options for 1995, 1996, and 1997 under SFAS 123 with the following assumptions: dividend yield of zero % for three years, volatility factors of 0.62 for 1995, 0.66 for 1996, and 0.56 for 1997, risk-free interest rate of 6.1% for 1995, 6.2% for 1996 and 1997, assumed forfeiture rate of 6.4% for 1995 and 1996, and 10.57% for 1997, and an expected life of 4.0 years for all three years.

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted net loss per common share using the assumptions noted above.


         Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 the Company's net loss and earnings per share for 1995, 1996, and 1997 would have been as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                        For the Years ended December 31,
(In thousands)                                                   1995                1996                  1997
-----------------------------------------------------------------------------------------------------------------------
Net loss - as reported                                       $     (26,617)       $     (29,643)           $  (39,731)

Net loss - pro forma                                         $     (26,761)       $     (30,706)           $  (41,006)

Basic and diluted net loss per share - as reported           $       (2.19)       $       (1.48)           $    (1.85)

Basic and diluted net loss per share - pro forma             $       (2.20)       $       (1.53)           $    (1.90)



         The weighted average fair value of options granted at fair market value during 1995, 1996, and 1997, is estimated at $6.98, $5.73, and $2.23, respectively on the date of grant. The weighted average of options granted at below fair market value during 1995, 1996, and 1997, is estimated at $7.56, $7.39, and $2.19, respectively on the date of grant.

         SFAS 123 is effective for options granted by the Company commencing January 1, 1995. All options granted before January 1, 1995 have not been valued and no pro forma compensation expense has been recognized. However, any option granted before January 1, 1995 that was repriced in 1996 is treated as a new grant within 1996 and valued accordingly. In addition, as compensation expense is recognized over the vesting period of the option, the pro forma effect will not be fully reflected until approximately 1999.

13. INCOME TAXES

         As of  December  31,  1997,  the  Company  had  federal  and  state net operating loss carryforwards of approximately $140,600,000 and $13,100,000 respectively. The Company also had federal research and development tax credit carryforwards of approximately $3,200,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2012, if not utilized. The state of California net operating losses will expire at various dates beginning in 1998 through 2003, if not utilized.

         Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company does not expect the limitation to impact its ability to utilize all of its current net operating loss and credit carryforwards.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes for the years ended December 31, 1995, 1996, and 1997 are as follows:

(In  thousands)
----------------------------------------------------------------------------------------------------------------------

At December 31,                                                       1995                1996                   1997
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets
     Net operating loss carryforwards                          $    25,500         $    35,000           $    48,600
     Research credits                                                2,700               3,500                 4,900
     Capitalized research expenses                                   3,800               5,300                 6,700
     Other                                                             900               1,900                 3,300
----------------------------------------------------------------------------------------------------------------------

     Total deferred tax assets                                 $    32,900         $    45,700           $    63,500
     Valuation allowance for deferred tax assets                   (32,900)            (45,700)              (63,500)
----------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                        $      --           $      --             $      --
======================================================================================================================

         The net valuation allowance increased by $13,000,000, $12,800,000 and $17,800,000 in 1995, 1996, and 1997, respectively.

14. RELATED PARTIES

         During the years ended December 31, 1997, 1996, and 1995, legal fees of approximately $2,816,200, $1,843,100, and $1,494,700, respectively, were paid to Brobeck, Phleger & Harrison, a law firm in which a current director of the Company is a senior partner. As of December 31, 1997 and 1996, amounts owed to Brobeck, Phleger, & Harrison were $111,800 and $387,300, respectively.

         In 1997, a director of the Company received $750,000 in exchange for promissory notes secured by a deed of trust. The notes bear an interest rate of 7% per annum and are due in 1998. During 1997, two officers received $100,000 and $500,000, respectively, in exchange for non-interest bearing promissory notes secured by deeds of trust.

         In March 1997, the Board of Directors authorized a special risk sharing arrangement designated as the Shared Investment Program ("the Program"). Under the Program, the Company's executive officers and other key managerial personnel were given the opportunity to purchase shares of Common Stock in an individually designated amount per participant determined by the Committee of the Board of Directors. A total of 370,000 shares were purchased under the Program by nine eligible employees at $6.25 per share, the fair market value of the Common Stock on June 25, 1997, for an aggregate consideration of $2,312,500.

15. EMPLOYEE SAVINGS AND RETIREMENT PLAN

         The Company adopted a 401 (k) savings and retirement plan in January 1990. The plan covers all eligible employees who are 21 years of age or older. In May 1996, the Board of Directors approved a matching contribution under the Company's 401 (k) plan. Under this program, retroactive to January 1, 1996, the Company made a matching contribution on behalf of each eligible employee equal to 12.5% of salary deferral contribution for 1996 and 50% beginning on January 1, 1997. At the end of each quarter, the Company issues new shares of its common stock, using the fair market value, for its matching contribution. Company matching contributions were $71,000 and $424,000 in 1996 and 1997, respectively.

16. SUBSEQUENT EVENT (UNAUDITED)

         In March 1998, the Company entered into an agreement with a real estate investment trust for the sale and leaseback of its San Diego manufacturing facility structured as an $18,600,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. The lease has a term of thirteen years with the option to renew up to 25 years. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Matrix Pharmaceutical, Inc.


We have audited the accompanying consolidated balance sheets of Matrix Pharmaceutical, Inc. (a development stage company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (February 11, 1985) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Pharmaceutical, Inc. (a development stage company) at December 31, 1996 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (February 11, 1985) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                    Ernst & Young LLP


Palo Alto, California
January 23, 1998
                                                                              53