Form 10-Q
period 1998-03-31
MATRIX PHARMACEUTICAL INC/DE
filed 1998-05-11
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

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

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1998: 21,933,765.

                           MATRIX PHARMACEUTICAL, INC.

                                      INDEX





PART I.  FINANCIAL INFORMATION                                          Page No.


Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                              3

         Condensed Consolidated Statements of Operations -
         Three Months Ended March 31, 1998 and 1997                        4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997                        5

         Notes to Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11


PART II. OTHER INFORMATION

         Risk Factors                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                 20

         Signature                                                        21

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                                Condensed Consolidated Balance Sheets
                                                                                                          (In thousands)

                                                                                                   March 31,            December 31,
                                                                                                     1998                   1997
                                                                                                   ---------              ---------
Assets                                                                                            (Unaudited)                 (*)
Current assets:
      Cash and cash equivalents                                                                    $  25,111              $  19,719
      Short-term investments                                                                          40,345                 40,666
      Other current assets                                                                             1,872                  2,128
                                                                                                   ---------              ---------
             Total current assets                                                                     67,328                 62,513

Property and equipment, net                                                                           14,668                 26,742
Non-current investments                                                                               20,008                 19,983
Deposits and other assets, net                                                                         1,538                  1,191
                                                                                                   ---------              ---------
                                                                                                   $ 103,542              $ 110,429
                                                                                                   =========              =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                                             $   1,800              $   2,800
      Accruals for special charge                                                                      1,103                  2,063
      Accrued clinical trial costs                                                                     1,382                  1,788
      Other accrued liabilities                                                                        2,828                  2,681
      Current portion of debt and capital lease obligations                                            2,276                  2,283
                                                                                                   ---------              ---------
             Total current liabilities                                                                 9,389                 11,615
Non-current portion of debt and capital lease obligations                                             16,007                 20,248
Deferred other income                                                                                  5,365                  1,913
                                                                                                   ---------              ---------
             Total long-term liabilities                                                              21,372                 22,161

Stockholders' equity
      Capital Stock                                                                                  225,214                225,144
      Notes receivable from shareholders                                                              (2,313)                (2,313)
      Other                                                                                             (477)                  (558)
      Deficit accumulated during the development stage                                              (149,643)              (145,620)
                                                                                                   ---------              ---------
             Total stockholders' equity                                                               72,781                 76,653
                                                                                                   ---------              ---------
                                                                                                   $ 103,542              $ 110,429
                                                                                                   =========              =========

(*) Derived from audited financial statements.

                                                       See accompanying notes



                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)

                 Condensed Consolidated Statements of Operations

                    (In thousands, except per share amounts)


                                                           Three Months Ended
                                                               March 31,
                                                           1998          1997
                                                         --------      --------
                                                       (Unaudited)   (Unaudited)

Revenues                                                 $   --        $   --

Costs and expenses:
   Research and development                                 5,504         6,545
   General and administrative                               1,480         3,622
                                                         --------      --------
     Total costs and expenses                               6,984        10,167
                                                         --------      --------

Loss from operations                                       (6,984)      (10,167)

Gain on sale and leaseback transaction                      1,887          --
Interest and other income, net                              1,074         1,666
                                                         --------      --------

Net loss                                                 $ (4,023)     $ (8,501)
                                                         ========      ========

Basic and diluted net loss per common share              $  (0.18)     $  (0.40)
                                                         ========      ========

Weighted average shares used in computing
basic and diluted net loss per common share                21,921        21,259
                                                         ========      ========

                             See accompanying notes

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                           Condensed Consolidated Statements of Cash Flows
                                          Increase (Decrease) in Cash and Cash Equivalents

                                                           (In thousands)

                                                                                                           For the three months
                                                                                                            ended March 31,
                                                                                                       1998                  1997
                                                                                                     --------              --------
                                                                                                    (Unaudited)          (Unaudited)
Cash flows from operating activities:
       Net loss                                                                                      $ (4,023)             $ (8,501)
       Adjustments to reconcile net loss to
        net cash used by operating activities:
         Depreciation, amortization, and other                                                            568                   335
         Gain on sale and leaseback transaction                                                        (1,887)                 --
       Changes in assets and liabilities:
         Inventory                                                                                       --                  (1,114)
         Other changes in assets and liabilities                                                       (2,745)                 (559)
                                                                                                     --------              --------
          Net cash (used for) operating activities                                                     (8,087)               (9,839)
Cash flows from investing activities:
       Capital expenditures                                                                              (419)                 (843)
       Proceeds from sale of fixed assets                                                              17,744                  --
       Investment in securities available-for-sale                                                     (5,175)                 --
       Maturities of investments                                                                        5,500                  --
                                                                                                     --------              --------
         Cash flows provided by (used for) investing activities                                        17,650                  (843)
Cash flows from financing activities:
       Payments on debt and capital lease obligations                                                 (10,248)                  (92)
       Net cash proceeds from issuance of:
         Debt financing                                                                                 6,000                  --
         Capital stock                                                                                     77                    71
                                                                                                     --------              --------
         Cash flows (used for) financing activities                                                    (4,171)                  (21)
Net decrease in cash and cash equivalents                                                               5,392               (10,703)
Cash and cash equivalents at the beginning of period                                                   19,719                20,138
                                                                                                     ========              ========
Cash and cash equivalents at the end of period                                                       $ 25,111              $  9,435
                                                                                                     ========              ========

                                                       See accompanying notes

                                                                                                                                   5


                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


1.       Basis of presentation

                  The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                  The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

2.       Principles of consolidation

                  The condensed  consolidated  financial  statements include the
         accounts  of  the  Company  and  its  wholly  owned   subsidiary  after
         elimination of all material intercompany balances and transactions.

3.       Basic and diluted net loss per common share

                  Basic and diluted net loss per common share is computed in conformance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128), which the Company adopted during 1997. Accordingly, the weighted average number of shares of common stock outstanding are used while common stock equivalents, consisting of stock options, are excluded from the computation as their impact is anti-dilutive.

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

                  The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities which are not classified as held-to-maturity and which are not held for resale in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest and other income. The cost of securities sold is based on the specific identification method.

5.       Gain on sale and leaseback transaction

                  In March 1998,  the Company  closed an  agreement  with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,400,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with the option to renew up to an additional 25 years. The Company will pay $2,600,000 in annual lease and interest expense, which will be partially offset by rental income from a portion of the facility currently leased to another pharmaceutical company. Net cash from the sale and loan agreements, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund
         operating  expenses  and  capital  purchases.   The  net  gain  on  the
         transaction is $5,774,000 of which $1,887,000 has been recognized in the first quarter. The balance will be deferred and recorded as income over the 13-year lease term.

6.        Subsequent Event

                  In April 1998, the Company received $4,000,000 from an insurance company for the reimbursement of legal expenses incurred during prior years. The payment settles litigation between the Company and the insurer over coverage under the Company's general liability policy. The payment will be recorded as other income in the second quarter of 1998.

7.       New accounting pronouncements

                  As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income (Statement
         130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to requirements of Statement 130.

                  During the first quarter of 1998 and 1997, total comprehensive loss amounted to $4,023,000 and $8,764,000 respectively.

                  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations, financial position, or the disclosure of segment information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Form 10-Q may contain, in addition to historical information, forward-looking statements, including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Any such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited manufacturing and sales and marketing experience; dependence on sources of supply; uncertainty regarding patents and proprietary rights; rapid technological change and substantial competition; uncertainty of pharmaceutical pricing; no assurance of adequate reimbursement; dependence upon qualified and key personnel; product liability exposure; limited insurance coverage; hazardous materials and product risks; volatility of stock price; no dividends; anti-takeover provisions; year 2000 compliance, please see the "Risk Factors" section included in the Company's 1997 Form 10-K and in this Form 10-Q as well as other factors discussed below and elsewhere in this report.


Results of Operations

Three Months Ended March 31, 1998 and 1997

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to March 31, 1998, the Company has incurred a cumulative net loss of $149,643,000.

         The Company had no revenue in either of the first quarters of 1998 and 1997.

         Research and development expenses for the first quarter of 1998 decreased by 16% to $5,504,000 as compared to $6,545,000 for the first quarter of 1997. The decrease was primarily due to lower personnel costs, the termination of clinical trials for AccuSite(TM) Injectable Gel which were in progress during the first quarter of 1997, lower purchases of operation supplies and materials, and lower consulting expenses. The decrease was partially offset by the transfer of certain production expenses to inventory during the first quarter of 1997 when the Company marketed AccuSite in the United Kingdom.

         General and administrative expenses for the first quarter of 1998 decreased by 59% to $1,480,000 as compared to $3,622,000 for the first quarter of 1997. This decrease was principally due to lower litigation-related legal expenses and the absence of AccuSite-related product marketing expenses during the first quarter of 1998.

         In March 1998, the Company closed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,400,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with the option to renew up to an additional 25 years. The Company will pay $2,600,000 in annual lease and interest expense, which will be partially offset by rental income from a portion of the facility currently leased to another pharmaceutical company. Net cash from the sale and loan agreements, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases. The net gain on the transaction is $5,774,000 of which $1,887,000 has been recognized in the first quarter. The balance will be deferred and recorded as income over the 13-year lease term.

         Net interest and other income decreased to $1,074,000 for the first quarter of 1998 as compared to $1,666,000 for the first quarter of 1997. This decrease was primarily the result of a decline in interest income for the first quarter 1998 due to lower average balances in cash, cash equivalents and marketable securities. In addition, interest expense increased for the first quarter 1998 as compared to the similar period in 1997 as the result of higher debt balances.


         Liquidity and Capital Resources

         At March 31, 1998, the Company had $85,500,000 in cash, cash equivalents and marketable securities, compared to $80,400,000 at December 31, 1997. The net increase of $5,100,000 is primarily due to the proceeds from the sale and leaseback transaction as well as interest income and rental receipts, net of cash disbursements used primarily to fund operating activities and capital purchases.

         In April 1998, the Company received $4,000,000 from an insurance company for the reimbursement of legal expenses incurred during prior years. The payment settles litigation between the Company and the insurer over coverage under the Company's general liability policy. The payment will be recorded as other income in the second quarter of 1998.

         As discussed in "Results of Operations," in March 1998, the Company closed an agreement with a real estate investment trust for the sale and leaseback of its San Diego facility and an adjacent parcel of land and entered into a loan agreement. Net cash from the sale and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases.

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of March 31, 1998, the remaining balance of this obligation was $1,500,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION

                                  RISK FACTORS


No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the Food and Drug Administration ("FDA"). Among other requirements, FDA approval of the Company's product candidate, including a review of its manufacturing processes and production facilities, is required before such product candidate may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA and one product approved by foreign authorities and does not expect to achieve profitable operations unless other product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

         In order to obtain FDA approval, the Company must demonstrate to the satisfaction of the FDA that the Company's product candidate is safe and effective for its intended uses and is manufactured in conformity with the FDA's Current Good Manufacturing Practices ("cGMP") regulations. The Company has had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file an New Drug Application ("NDA") requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do some of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's products, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for a product must be inspected and accepted by the FDA as being in compliance with cGMP regulations prior to approval of the product. During the first quarter of 1998, the Company closed its manufacturing facilities in San Jose and Milpitas, California and consolidated manufacturing personnel at the Company's San Diego production facility. There can be no assurance that the Company's San Diego manufacturing facility will be accepted by the FDA in the future, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

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

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of March 31, 1998, the Company's accumulated deficit was approximately $149,643,000. The Company has not generated revenues from its products or product candidates and expects to incur significant additional losses over the next several years. The Company's ability to achieve a profitable level of operations is dependent on successfully developing products, obtaining regulatory approvals for its products, entering into agreements for product commercialization outside the United States, and developing an effective sales and marketing organization in the United States. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

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

         The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company closed manufacturing facilities in San Jose and Milpitas, California in March 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that was acquired in 1995 to meet the Company's anticipated long-term commercial scale production requirements. The Company expects that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet clinical requirements. There can be no assurance that the Company will be able to validate this facility in a timely manner or that this facility will be adequate for Matrix's cost-effective manner. Matrix expects to continue to use selected contract manufacturers, in addition to its own manufacturing capability, for some or all of its product components. Failure to establish additional manufacturing capacity on a timely basis may have a material adverse effect on the Company.

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

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the United States Patent and Trademark Office ("PTO") in proceedings instituted by Matrix or others. During the prosecution of the Japanese version of the first patent on the Company's base technology, the Company became aware of a previously unknown prior art reference. This was brought to the attention of the U.S. PTO in a reexamination of the U.S. patent. The Japanese application has been allowed, and the United States patent has been reissued with claims slightly modified in light of the prior art. The Company believes, although no assurance can be given, that the modified claims will not materially adversely affect the Company's proprietary protection for its products. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents with claims similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business.

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

         Certain chemotherapeutic agents employed by the Company in its aqueous-based protein systems, Anhydrous Delivery Vehicles ("ADV"), and regional delivery technology are known to have toxic side effects, particularly when used in traditional methods of administration. Each product incorporating such a chemotherapeutic agent will require separate FDA approval as a new drug under the procedures specified above. Bovine collagen is a significant component of the Company's protein matrix. Two rare autoimmune connective tissue conditions, polymyositis and dermatomyositis ("PM/DM"), have been alleged to occur with increased frequency in patients who have received cosmetic collagen treatments. Based upon the occurrence of these conditions, the FDA requested a major manufacturer of bovine collagen products for cosmetic applications to investigate the safety of such uses of its collagen. In October 1991, an expert panel convened by the FDA to examine this issue found no statistically significant relationships between injectable collagen and the occurrence of autoimmune disease, but noted that certain limitations in the available data made it difficult to establish a statistically significant association.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.55 Purchase and Sale Agreement and Joint Escrow Instructions by and Between Alexandria Real Estate Equities, Inc. and Matrix Pharmaceutical, Inc. dated February 3, 1998
                  10.56 Lease by and Between ARE-4757 Nexus Centre, LLC and Matrix Pharmaceutical, Inc. dated March 25, 1998
                  10.57 Loan and Security Agreement by and Between ARE-4757 Nexus Centre, LLC, and Matrix Pharmaceutical, Inc. dated March 25, 1998
                  10.58 Matrix Pharmaceutical, Inc. v. Chubb Customs Ins. Co., et al. Settlement Agreement
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:    May 7, 1997               By:     /s/ James R. Glynn
     -------------------              ---------------------------------
                                           James R. Glynn
                                           Director,  Chief  Operating  Officer,
                                           Chief  Financial  Officer,  Assistant
                                           Secretary


                                           Signing  on behalf of the  registrant
                                           and  as   principal   financial   and
                                           accounting officer