Form 10-Q
period 1998-06-30
MATRIX PHARMACEUTICAL INC/DE
filed 1998-08-12
CIK 882194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998

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

                                 Yes _X_ No ___


Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1998: 22,111,586.

                           MATRIX PHARMACEUTICAL, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial   Statements                                         Page No.

         Condensed Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                               3

         Condensed Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1998 and 1997                 4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1998 and 1997                           5

         Notes to Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10


PART II. OTHER INFORMATION

         Risk Factors                                                     11

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 6.  Exhibits and Reports on Form 8-K                                 20

         Signatures                                                       21

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                                Condensed Consolidated Balance Sheets


                                                                                                          (In thousands)

                                                                                                    June 30,            December 31,
                                                                                                     1998                   1997
                                                                                                   ---------              ---------
Assets                                                                                            (Unaudited)                (*)
Current assets:
      Cash and cash equivalents                                                                    $   8,338              $  19,719
      Short-term investments                                                                          63,763                 40,666
      Other current assets                                                                             2,875                  2,128
                                                                                                   ---------              ---------
            Total current assets                                                                      74,976                 62,513

Property and equipment, net                                                                           14,247                 26,742
Non-current investments                                                                                9,980                 19,983
Deposits and other assets, net                                                                         1,057                  1,191
                                                                                                   =========              =========
                                                                                                   $ 100,260              $ 110,429
                                                                                                   =========              =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                                             $   1,033              $   2,800
      Accruals for special charges                                                                       766                  2,063
      Accrued clinical trial costs                                                                     1,699                  1,788
      Other accrued liabilities                                                                        2,428                  2,681
      Current portion of debt and capital lease obligations                                            2,288                  2,283
                                                                                                   ---------              ---------
            Total current liabilities                                                                  8,214                 11,615
Debt and capital lease obligations, less current portion                                              15,589                 20,248
Deferred other income                                                                                  5,198                  1,913
                                                                                                   ---------              ---------
            Total long-term liabilities                                                               20,787                 22,161

Stockholders' equity
      Capital stock                                                                                  225,257                225,144
      Notes receivable from shareholders                                                              (2,018)                (2,313)
      Other                                                                                             (426)                  (558)
      Deficit accumulated during the development stage                                              (151,554)              (145,620)
                                                                                                   ---------              ---------
            Total stockholders' equity                                                                71,259                 76,653
                                                                                                   ---------              ---------
                                                                                                   $ 100,260              $ 110,429
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

                                                       See accompanying notes

                                                                                                                              Page 3

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)
                                                             (Unaudited)


                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Revenues                                                             $   --            $   --            $   --            $   --

Costs and expenses:
   Research and development                                             5,596             7,798            11,101            14,343
   General and administrative                                           1,627             4,791             3,106             8,413
                                                                     --------          --------          --------          --------
     Total costs and expenses                                           7,223            12,589            14,207            22,756

Loss from operations                                                   (7,223)          (12,589)          (14,207)          (22,756)

Gain on sale and leaseback transaction                                   --                --               1,882              --
Interest and other income, net                                          5,312             1,561             6,391             3,227
                                                                     --------          --------          --------          --------
                                                                        5,312             1,561             8,273             3,227
                                                                     --------          --------          --------          --------

Net loss                                                             $ (1,911)         $(11,028)         $ (5,934)         $(19,529)
                                                                     ========          ========          ========          ========

Basic and diluted net loss per common share                          $  (0.09)         $  (0.52)         $  (0.27)         $  (0.92)
                                                                     ========          ========          ========          ========

Weighted average shares used in computing
basic and diluted net loss per common share                            22,003            21,276            21,962            21,267
                                                                     ========          ========          ========          ========

                                                       See accompanying notes

                                                                                                                              Page 4

                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)

                                           Condensed Consolidated Statements of Cash Flows
                                          Increase (Decrease) in Cash and Cash Equivalents

                                                           (In thousands)

                                                                                                          For the Six Months
                                                                                                             Ended June 30
                                                                                                       1998                  1997
                                                                                                     --------              --------
                                                                                                   (Unaudited)           (Unaudited)
Cash flows from operating activities:
       Net loss                                                                                      $ (5,934)              (19,529)
       Adjustments to reconcile net loss to
        net cash used by operating activities:
          Depreciation, amortization, and other                                                           985                 1,189
          Gain on sale and leaseback transaction                                                       (5,769)
       Changes in assets and liabilities:
          Inventory                                                                                      --                    (930)
          Deferred other income                                                                         3,285                 2,753
          Other changes in assets and liabilities                                                      (4,064)                 (481)
                                                                                                     --------              --------
           Net cash used by operating activities                                                      (11,497)              (16,998)
Cash flows from investing activities:
       Capital expenditures                                                                              (415)               (1,790)
       Proceeds from sale of fixed assets                                                              17,744                  --
       Investment in securities available-for-sale                                                    (23,763)              (16,000)
       Maturities of investments                                                                       10,669                33,000
                                                                                                     --------              --------
          Cash flows provided by investing activities                                                   4,235                15,210
Cash flows from financing activities:
       Payments on debt and capital lease obligations                                                 (10,659)                 (178)
       Net cash proceeds from issuance of:
          Debt and capital lease financing                                                              6,000                    24
          Capital stock                                                                                   113                   211
          Notes receivable from shareholders                                                              427                  --
                                                                                                     --------              --------
          Cash flows provided (used) by financing activities                                           (4,119)                   57
Net decrease in cash and cash equivalents                                                             (11,381)               (1,731)
Cash and cash equivalents at the beginning of period                                                   19,719                20,138
                                                                                                     --------              --------
Cash and cash equivalents at the end of period                                                       $  8,338                18,407
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

                                                       See accompanying notes

                                                                                                                              Page 5

                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998


1.       Basis of presentation

                  The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three months and six months ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                  The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

2.       Principles of consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany balances and transactions.

3.       Basic and diluted net loss per common share

                  Basic and diluted net loss per common share is computed in conformance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which the Company adopted during 1997. Accordingly, the weighted average number of shares of common stock outstanding are used while common stock equivalents, consisting of stock options and stock rights, are excluded from the computation as their impact is anti-dilutive.

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

5.       Gain on sale and leaseback transaction

                  In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,400,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with the option to renew up to an additional 25 years. Matrix will pay an average $2,600,000 in annual lease expense which will be partially offset by rental income from a portion of the facility currently leased to another bio-pharmaceutical company. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases. The total gain on the transaction is $5,769,000 of which $1,882,000 has been recognized as an immediate gain while the remaining balance is being deferred and will be recorded to income over the 13-year lease term.

6.        Litigation settlement

                  In April 1998, the Company received $4,000,000 from an insurance company for the reimbursement of legal expenses incurred during prior years. The payment settles litigation between the Company and the insurer over coverage under the Company's general liability policy. The payment was recorded to other income in the second quarter of 1998.

7.       New accounting pronouncements

                  As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income (Statement
         130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to requirements of Statement 130.

                  During   the   second   quarter   of  1998  and  1997,   total
         comprehensive    loss   amounted   to   $1,936,000   and   $10,830,000,
         respectively.  For the  first  six  months  of  1998  and  1997,  total
         comprehensive    loss   amounted   to   $5,959,000   and   $19,594,000,
         respectively.

                  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ( Statement 131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations, financial position, or the disclosure of segment information.

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


Results of Operations

Three Months and Six Months Ended June 30, 1998 and 1997

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to June 30, 1998, the Company has incurred a cumulative net loss of $151,554,000.

         The Company had no revenue in the second quarters of 1998 and 1997 or in the first six months of 1998 and 1997.

         Research and development expenses for the second quarter of 1998 decreased by 28% to $5,596,000 compared to $7,798,000 for the second quarter of 1997. For the first six months of 1998, research and development expenses decreased by 23% to $11,101,000 compared to $14,343,000 for the same period in 1997. The decrease was primarily due to lower personnel costs, the termination of clinical trials for AccuSite(TM) Injectable Gel which were in progress during the first six months of 1997, lower consulting expenses and lower purchases of operation supplies and materials. The decrease was partially offset by higher depreciation expense from capital leases, and higher building rent expense which began in the second quarter of 1998 in connection with the sale and leaseback transaction for the San Diego facility.

         General and administrative expenses for the second quarter of 1998 decreased 66% to $1,627,000 compared to $4,791,000 for the second quarter of 1997. For the first six months of 1998, general and administrative expenses decreased by 63% to $3,106,000 compared to $8,413,000 for the same period in 1997. The decreases were primarily due to lower litigation-related legal expenses, the absence of AccuSite-related product marketing expenses, lower recruiting fees and lower personnel costs.

         In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,400,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with the option to renew up to an additional 25 years. The Company will pay $2,600,000 in annual lease and interest expense, which will be partially offset by rental income from a portion of the facility currently leased to another pharmaceutical company. Net cash from the sale and loan agreements, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases. The net gain on the transaction is $5,769,000 of which $1,882,000 has been recognized in the first quarter. The balance will be deferred and recorded as income over the 13-year lease term.

         Net interest and other income increased by 240% to $5,312,000 for the second quarter of 1998 compared to $1,561,000 for the second quarter of 1997. For the first six months of 1998, net interest and other income increased by 98% to $6,391,000 compared to $3,227,000 for the same period in 1997. This increase was primarily due to $4,000,000 received from a settlement with an insurance company which was recorded as other income in the second quarter of 1998. This increase was offset by the decline in interest income due to lower average balances in cash, cash equivalents and marketable securities. In addition, interest expense increased for the second quarter and the first six months of 1998 as compared to the similar periods in 1997 as the result of the equipment financing obligations which began in the third quarter of 1997.


Liquidity and Capital Resources

         At June 30, 1998, the Company had approximately $82,100,000 in cash, cash equivalents and marketable securities, compared to $80,400,000 at December 31, 1997. The net increase of $1,700,000 is primarily due to the proceeds from the sale and leaseback transaction, and from the insurance settlement as well as interest income and rental income totaling $20,223,000. The cash receipts were offset by cash disbursements of approximately $18,523,000, used primarily to fund operating activities and capital purchases.

         In April 1998, the Company received $4,000,000 from an insurance company for the reimbursement of legal expenses incurred during prior years. The payment settles litigation between the Company and the insurer over coverage under the Company's general liability policy. The payment was recorded as other income in the second quarter of 1998.

         As discussed in "Results of Operations," in March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego facility and an adjacent parcel of land and entered into a loan agreement. Net cash from the sale and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases.

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of June 30, 1998, the remaining balance of this obligation was $1,500,000.

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

         The Company expects to incur substantial additional costs relating to the continued clinical development of its oncology products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. The Company anticipates that its existing and committed capital resources will enable it to maintain its current and planned operations at least through 2000. The Company may require additional outside financing to complete the process of bringing current products to market, and there can be no assurance that such financing will be available on favorable terms, if at all.

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

         During 1997, the Company installed a new accounting system that was confirmed by the vendor to address the year 2000 related issues. However, the Company has not analyzed the external factors, such as the impact on those vendors adversely affected by the year 2000 issue, and has not assessed the related potential effect on the Company's business, financial condition or the Company results of operations. There can be no assurance that computer systems and applications of other companies on which the Company's operations rely will be converted in a timely fashion, or that such failure to correct by another company would not have a material adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION

                                  RISK FACTORS


No Assurance of Regulatory Approvals

         The preclinical and clinical testing, manufacturing, and marketing of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the Food and Drug Administration ("FDA"). Among other requirements, FDA approval of the Company's product candidate, including a review of its manufacturing processes and production facilities, is required before such product candidate may be marketed in the United States. Similarly, marketing approval by a foreign governmental authority is typically required before such products may be marketed in a particular foreign country. Matrix has no products approved by the FDA and although Accusite has been approved by foreign authorities, Matrix does not expect to achieve profitable operations unless other product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

         In order to obtain FDA approval, the Company must demonstrate to the satisfaction of the FDA that the Company's product candidate is safe and effective for its intended uses and is manufactured in conformity with the FDA's Good Manufacturing Practices ("GMP") regulations. The Company has had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product undergo extensive preclinical and clinical testing and that the Company file a New Drug Application ("NDA") requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do some of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. In addition, when there has been a manufacturing change in a product component (either in the process by which the component is manufactured or the site at which it is manufactured) during product development, as is the case with the collagen gel used in the Company's products, the FDA may request that additional data be submitted to demonstrate that the manufacturing change has not affected the clinical performance of the product. In addition, the manufacturing facilities for a product must be inspected and accepted by the FDA as being in compliance with GMP regulations prior to approval of the product. During the first quarter of 1998, the Company closed its manufacturing facilities in San Jose and Milpitas, California and consolidated manufacturing personnel at the Company's San Diego production facility. There can be no assurance that the Company's San Diego manufacturing facility will be accepted by the FDA in the future, and failure to receive or maintain such acceptance would have a material adverse effect on the Company's business.

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

         Matrix filed an NDA for AccuSite Injectable Gel for treatment of condyloma (genital warts) with the FDA in 1995. The FDA has issued two action (non-approvable) letters with respect to the Company's application. An action letter received in September 1997 reiterated concerns expressed by the FDA in December 1996 about the safety profile of AccuSite and, in particular, about the persistence in certain AccuSite-treated patients of a bump-like thickening or swelling (induration) at the site of injection, which the agency believes could indicate an inflammatory process. The Company believes the clinical data for AccuSite, including supplementary data submitted to the agency in March 1997 as an amendment to the NDA, are supportive of the safety and efficacy of the product in this indication. The Company continues to pursue approval of the Accusite NDA. However, the Company does not intend to invest substantial Company resources in this pursuit and believes it is unlikely that AccuSite will be cleared for marketing in the United States. Accordingly, the Company has indefinitely suspended further development and commercialization programs related to AccuSite.

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

         AccuSite has been approved in Belgium, Denmark, Germany, Ireland, Luxembourg, The Netherlands and the United Kingdom and recommended for approval in Finland and Italy. A regulatory decision is expected in 1998 in France. The Company is evaluating whether, in the absence of commercialization in the United States, it may be cost effective to market AccuSite in Europe through local partners. Commercialization of AccuSite in Europe would, in certain markets, also require the negotiation of satisfactory pricing with local governments.
There can be no assurance that the Company will develop the distribution agreements and regulatory approvals, including pricing approvals, that would be necessary to commercialize AccuSite in Europe.

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

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of June 30, 1998, the Company's accumulated deficit was approximately $151,554,000. The Company has not generated revenues from its products or product candidates and expects to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, the Company must successfully develop products, obtain regulatory approvals for its products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

Additional Financing Requirements and Uncertain Access to Capital Markets

         The Company has expended and will continue to expend substantial funds to complete the research and development of its product candidates. The Company may require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital needs through 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the United States Patent and Trademark Office ("PTO") in proceedings instituted by Matrix or others. During the prosecution of the Japanese version of the first patent on the Company's base technology, the Company became aware of a previously unknown prior art reference. This was brought to the attention of the U.S. PTO in a reexamination of the U.S. patent. The Japanese patent has since been issued, and the United States patent has been reissued with claims slightly modified in light of the prior art. The Company believes, although no assurance can be given, that the modified claims will not materially adversely affect the Company's proprietary protection for its products. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents with claims similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business.

         In 1996, for instance, a composition-of-matter patent for the cytotoxic drug cisplatin was granted in the United States to a pharmaceutical company whose use patent on cisplatin as an anti-tumor agent expired in December 1996. The Company, on advice of patent counsel, believes that the Company's IntraDose product, which contains cisplatin, does not infringe this patent and also that new patent may have been improperly awarded and should be found invalid and/or unenforceable. However, if the new patent on cisplatin is upheld and if IntraDose were found to infringe that patent, there can be no assurance that the Company would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

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

                           MATRIX PHARMACEUTICAL, INC.

PART II                       OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual Meeting of Stockholders was held on May 18, 1998. The following directors, all of whom served in such capacity prior to the meeting, were re-elected by the stockholders:


                                             For                     Withheld
                                          ----------                 --------
         Michael D. Casey                 20,301,934                  53,950
         J. Stephan Dolezalek             20,302,584                  53,300
         James R. Glynn                   20,302,534                  53,350
         Marvin E. Jaffe, M.D.            20,291,634                  64,250
         Bradley G. Lorimier              20,300,834                  55,050
         Edward E. Luck                   20,302,634                  53,250
         John E. Lyons                    20,298,934                  56,950
         Julius L. Pericola               20,302,284                  53,600


The following additional matter was submitted to the stockholders for vote and approved at the meeting:

         o Ratification of the appointment of Ernst and Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. Of the total shares voting on the foregoing resolution, 20,324,234 voted in favor, 17,565 voted against, and 14,085 abstained.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                                       There were no Current Reports on Form 8-K
                                  filed during the quarter ended June 30, 1998.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.


Date: August 12, 1998                      By: /s/ Michael D. Casey
      -----------------                        ---------------------------------
                                           Michael D. Casey
                                           President and
                                           Chief Executive Officer


                                   Signing on behalf of the registrant and as principal executive and financial officer