Form 10-Q
period 1998-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 1998-11-10
CIK 882194

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19750
                              --------------------

                           MATRIX PHARMACEUTICAL, INC.
             (Exact name of Registrant as specified in its charter)
                             ----------------------

              Delaware                           94-2957068
              --------                           ----------
      (State of incorporation)                (I.R.S. Employer
                                           Identification Number)

                               34700 Campus Drive
                            Fremont, California 94555
                    (Address of principal executive offices)

                                 (510) 742-9900
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock , $.01 par value, outstanding as of the latest practicable date.

                                22,115,453 shares
                             As of October 31, 1998


================================================================================

                                              MATRIX PHARMACEUTICAL, INC.
                                                  TABLE OF CONTENTS



                                                      PART 1
                                               FINANCIAL INFORMATION

                                                                                                            Page
Item 1.         Financial Statements:

                a.       Condensed Consolidated Balance Sheets
                          as of September 30, 1998 and December 31, 1997.................................    2

                b.       Condensed Consolidated Statements of Operations
                          for the three and nine months ended September 30, 1998 and 1997................    3

                c.       Condensed Consolidated Statements of Cash Flows
                          for the nine months ended September 30, 1998 and 1997..........................    4

                d.       Notes to Condensed Consolidated Financial Statements............................    5


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................................    8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............................    11



                                     PART II
                                OTHER INFORMATION

                Risk Factors.............................................................................    12

Item 4.         Submission of Matters to a Vote of Security Holders......................................    20

Item 6.         Exhibits and Reports on Form 8-K.........................................................    20

                Signatures...............................................................................    21



                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)


                                                                                                  September 30,         December 31,
                                                                                                     1998                    1997
                                                                                                   ---------              ---------
                                                                                                  (Unaudited)                (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents .......................................................             $  21,569              $  19,719
     Short-term investments ..........................................................                43,829                 40,666
     Other current assets ............................................................                 3,306                  2,128
                                                                                                   ---------              ---------
           Total current assets ......................................................                68,704                 62,513

Property and equipment, net ..........................................................                13,939                 26,742
Non-current investments ..............................................................                10,017                 19,983
Deposits and other assets, net .......................................................                 1,218                  1,191
                                                                                                   ---------              ---------
           Total assets ..............................................................             $  93,878              $ 110,429
                                                                                                   =========              =========

                                        LIABILITIES

Current liabilities:
     Accounts payable ................................................................             $     578              $   2,063
     Accrued clinical trial costs ....................................................                 1,432                  1,788
     Other accrued liabilities .......................................................                 6,558                  2,681
     Current portion of debt and capital lease obligations ...........................                 1,805                  2,283
                                                                                                   ---------              ---------
           Total current liabilities .................................................                11,495                 11,615
Debt and capital lease obligations, less current portion .............................                15,185                 20,248
Deferred other income ................................................................                 5,032                  1,913
                                                                                                   ---------              ---------
           Total long-term liabilities ...............................................                20,217                 22,161

                                   STOCKHOLDERS' EQUITY

     Capital stock ...................................................................               225,237                225,144
     Notes receivable from shareholders ..............................................                (1,813)                (2,313)
     Other ...........................................................................                  (192)                  (558)
     Deficit accumulated during the development stage ................................              (161,066)              (145,620)
                                                                                                   ---------              ---------
           Total stockholders' equity ................................................                62,166                 76,653
                                                                                                   ---------              ---------
                                                                                                   $  93,878              $ 110,429
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

                                                       See accompanying notes


                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)
                                                             (Unaudited)


                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                   1998          1997         1998            1997
                                                                                 --------      --------      --------      --------
Revenues ...................................................................     $   --        $   --        $   --        $   --

Costs and expenses:
   Research and development ................................................        5,028         7,182        16,129        21,525
   In-License Fee ..........................................................        4,000          --           4,000          --
   General and administrative ..............................................        1,831         3,808         4,937        12,221
   Special Charges .........................................................         --           4,518          --           4,518
                                                                                 --------      --------      --------      --------
      Total costs and expenses .............................................       10,859        15,508        25,066        38,264
                                                                                 --------      --------      --------      --------

Loss from operations .......................................................      (10,859)      (15,508)      (25,066)      (38,264)

Gain on sale and leaseback transaction .....................................          113          --           1,995          --
Interest and other income, net .............................................        1,234         1,644         7,625         4,871
                                                                                 --------      --------      --------      --------
                                                                                    1,347         1,644         9,620         4,871
                                                                                 --------      --------      --------      --------

Net loss ...................................................................     $ (9,512)     $(13,864)     $(15,446)     $(33,393)
                                                                                 ========      ========      ========      ========

Net loss per share:  basic and diluted .....................................     $  (0.43)     $  (0.64)     $  (0.70)     $  (1.56)
                                                                                 ========      ========      ========      ========

Weighted average shares used in computing
basic and diluted net loss per common share ................................       22,088        21,706        22,004        21,414
                                                                                 ========      ========      ========      ========



                                              See accompanying notes



                                              MATRIX PHARMACEUTICAL, INC.
                                             (a development stage company)
                                    Condensed Consolidated Statements of Cash Flows
                                                     (In thousands)

                                                                                                            For the Nine Months
                                                                                                             Ended September 30
                                                                                                         1998                1997
                                                                                                       --------            --------
                                                                                                      (Unaudited)        (Unaudited)
Cash flows from operating activities:
       Net loss ............................................................................           $(15,446)            (33,393)
       Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation, amortization, and other ............................................              2,233               1,051
          Gain on sale and leaseback transaction ...........................................             (1,882)               --
          Amortization of deferred income ..................................................               (773)               --
       Changes in assets and liabilities:
          Inventory ........................................................................                --                  758
          Accruals for special charges .....................................................             (1,485)              2,867
          Deferred other income ............................................................               --                 2,613
          Other changes in assets and liabilities ..........................................                638                (422)
                                                                                                       --------            --------
           Net cash used by operating activities ...........................................            (16,715)            (26,526)
Cash flows from investing activities:
       Capital expenditures ................................................................               (518)             (7,410)
       Proceeds from sale of fixed assets ..................................................             17,744                --
       Investment in securities available-for-sale .........................................            (26,926)            (16,000)
       Maturities of investments ...........................................................             33,729              34,000
                                                                                                       --------            --------
          Cash flows provided by investing activities ......................................             24,029              10,590
Cash flows from financing activities:
       Repayment of mortgage loan from sale ................................................             (9,840)               --
       Payments on debt and capital lease obligations ......................................             (1,701)               (563)
       Net cash proceeds from:
          Debt and capital lease financing .................................................              6,000                  24
          Capital stock ....................................................................                 45                 399
          Payments on notes receivable from shareholders ...................................                 32                --
                                                                                                       --------            --------
          Cash flows used by financing activities ..........................................             (5,464)               (140)
Net increase (decrease) in cash and cash equivalents .......................................              1,850             (16,076)
Cash and cash equivalents at the beginning of period .......................................             19,719              20,138
                                                                                                       ========            ========
Cash and cash equivalents at the end of period .............................................           $ 21,569               4,062
                                                                                                       ========            ========

                                              See accompanying notes


                           MATRIX PHARMACEUTICAL, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998



1.       Basis of presentation

                  The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                  The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

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

                  The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities which are not classified as held-to-maturity and which are not held for resale in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholder's equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest and other income. The cost of securities sold is based on the specific identification method.

5.       Gain on sale and leaseback transaction

                  In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,400,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with the option to renew up to an additional 25 years. Matrix will pay an average $2,800,000 in annual lease expense. Currently this rental income is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company whose lease expires January 15, 1999. The Company is currently seeking to rent this portion of the facility following the expiration of the existing lease. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases. The total gain on the transaction is $5,769,000 of which $1,882,000 has been recognized as an immediate gain in the first quarter of 1998 while the remaining balance has been deferred and is being recorded to income over the 13-year lease term.

6.       Litigation settlement

                  In April 1998, the Company received $4,000,000 from an insurance company for the reimbursement of legal expenses incurred during prior years. The payment settles litigation between the Company and the insurer over coverage under the Company's general liability policy. The payment was recorded as other income.

7.       New accounting pronouncements

                  As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the

         Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to requirements of SFAS 130.

                  During the third quarter of 1998 and 1997, total comprehensive loss amounted to $9,366,000 and $13,926,000, respectively. For the first nine months of 1998 and 1997, total comprehensive loss amounted to $15,346,000 and $33,467,000, respectively.

                  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded the Financial Accounting Standards Board ("FASB") Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the results of operations, financial position, or the disclosure of segment information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Form 10-Q may contain, in addition to historical information, forward-looking statements, including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Any such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited manufacturing and sales and marketing experience; dependence on sources of supply; uncertainty regarding patents and proprietary rights; rapid technological change and substantial competition; uncertainty of pharmaceutical pricing; no assurance of adequate reimbursement; dependence upon qualified and key personnel; product liability exposure; limited insurance coverage; hazardous materials and product risks; volatility of stock price; no dividends; anti-takeover provisions and year 2000 compliance, please see the "Risk Factors" section included in the Company's 1997 Annual Report on Form 10-K and in this Form 10-Q as well as other factors discussed below and elsewhere in this report.


Results of Operations

Three Months and Nine Months Ended September 30, 1998 and 1997

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to September 30, 1998, the Company has incurred a cumulative net loss of $161,066,000.

         The Company had no revenue in the third quarters of 1998 and 1997 or in the first nine months of 1998 and 1997.

         Research and development expenses for the third quarter of 1998 decreased by 30% to $5,028,000 compared to $7,182,000 for the third quarter of 1997. For the first nine months of 1998, research and development expenses decreased by 25% to $16,129,000 compared to $21,525,000 for the same period in 1997. The decrease was primarily due to lower personnel costs, the termination of clinical trials for AccuSite(TM) Injectable Gel which were in progress during the first nine months of 1997, lower consulting expenses and lower purchases of operation supplies and materials. The decrease was partially offset by higher building rent expense which began in the second quarter of 1998 in connection with the sale and leaseback transaction for the San Diego facility.

         License fee expense for the three and nine months ended September 30, 1998 was $4,000,000. There were no license fees in the three and nine months ended September 30, 1997. This increase in license fees was due to a new agreement to in-license a systemic anticancer agent known as FMdC which is in the early stages of clinical development.

         General and administrative expenses for the third quarter of 1998 decreased 52% to $1,831,000 compared to $3,808,000 for the third quarter of 1997. For the first nine months of 1998, general and administrative expenses decreased by 60% to $4,937,000 compared to $12,221,000 for the same period in 1997. The decreases were primarily due to lower litigation-related legal expenses, the absence of AccuSite-related product marketing expenses, lower recruiting fees and lower personnel costs.

         During the third quarter of 1997 the Company recorded restructuring costs of $4,518,000 in connection with the decision to suspend further development and commercialization of AccuSite(TM) (fluorouracil/epinephrine) Injectable Gel. Management suspended the AccuSite program after being notified that the Food and Drug Administration ("FDA") was not prepared to approve AccuSite as a treatment for genital warts. Restructuring costs were incurred to conclude the clinical trials and commercial programs associated with AccuSite and allow the Company to focus its resources on its oncology drug development programs. Pursuant to the plan, the Company had effected a workforce reduction of approximately 70 employees, written off inventory and manufacturing equipment related to AccuSite and shut down its manufacturing facilities in Northern California.

         In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,400,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with the option to renew up to an additional 25 years. The Company will pay an average $2,800,000 in annual lease and interest expense. Currently this rental income is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company whose lease expires January 15, 1999. The Company is currently seeking to rent this portion of the facility following the expiration of the existing lease. Net cash from the sale and loan agreements, after the payment of the existing mortgage and escrow and other related fees, totals approximately $14,000,000 and will be used to fund operating expenses and capital purchases. The net gain on the transaction is $5,769,000 of which $1,882,000 was recognized in the first quarter of 1998. The balance has been deferred and is being recorded as income over the 13 year lease term.

         Net interest and other income decreased by 25% to $1,234,000 for the third quarter of 1998 compared to $1,644,000 for the third quarter of 1997. This decrease was due to lower average balances in cash and investments as well as higher interest expense as a result of equipment financing obligations which began in the third quarter of 1997. For the first nine months of 1998, net interest and other income increased by 57% to $7,625,000 compared to $4,871,000 for the same period in 1997. This was due to $4,000,000 received from a settlement with an insurance company which was recorded as other income, partially offset by the decline in interest income and higher interest expense.


Liquidity and Capital Resources

         At September 30, 1998, the Company had aggregate cash and marketable securities of $75,415,000 as compared to $80,368,000 at December 31, 1997. The Company used $16,715,000 and $26,526,000 for operating activities for the nine months ended September 30, 1998 and September 30, 1997, respectively.

         In September 1998, the Company entered into an agreement to license a systemic anticancer agent known as FMdC for $4,000,000. The license fee was recorded in the third quarter of 1998 and was paid on October 22, 1998.

         As discussed in "Results of Operations," in March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego facility and an adjacent parcel of land and entered into a loan agreement. Net cash from the sale and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $14,000,000 and is being used to fund operating expenses and capital purchases.

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000. As of September 30, 1998, the remaining balance of this obligation was $1,000,000 payable as $500,000 per year in 1999 and 2000.

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

         The Company has formed a Year 2000 TASK Force to determine what actions are required to resolve year 2000 issues. A systems assessment is being performed and conversion is expected to be completed by the third quarter of 1999.

         During 1997, the Company installed a new accounting system that was confirmed by the vendor to address the year 2000 related issues. The Company has analyzed other external factors, such as the impact on significant company vendors, and has determined that the related potential effect on the Company's business, financial condition or the Company results of operations will not be material. At the current stage of the assessment process, total projected costs of implementing year 2000 requirements are not expected to exceed $150,000.

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

         In order to obtain FDA approval, the Company must demonstrate to the satisfaction of the FDA that the Company's product candidate is safe and effective for its intended uses and is manufactured in conformity with the FDA's Good Manufacturing Practices ("GMP") regulations. The Company has had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming and subject to unanticipated delays. There can be no assurance that such approvals will be granted to the Company on a timely basis, or at all.

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


         The Company's analysis of the results of its clinical studies submitted as part of an NDA is subject to review and interpretation by the FDA, which may differ from the Company's analysis. There can be no assurance that the Company's data or its interpretation of that data will be accepted by the FDA. In addition, changes in applicable law or FDA policy during the period of product development and FDA regulatory review may result in the delay or rejection of an NDA filed by the Company. Any failure to obtain, or delay in obtaining, FDA approvals would adversely affect the ability of the Company to market its proposed products. Moreover, even if FDA approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

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

         Matrix filed an NDA for AccuSite Injectable Gel for treatment of condyloma (genital warts) with the FDA in 1995. The FDA has issued two action (non-approvable) letters with respect to the Company's application. An action letter received in September 1997 reiterated concerns expressed by the FDA in December 1996 about the safety profile of AccuSite and, in particular, about the persistence in certain AccuSite-treated patients of a bump-like thickening or swelling (induration) at the site of injection. The Company believes the clinical data for AccuSite, including supplementary data submitted to the agency in March 1997 as an amendment to the NDA, are supportive of the safety and efficacy of the product in this indication. The Company continues to pursue approval of the AccuSite NDA. However, the Company does not intend to invest substantial Company resources in this pursuit and believes it is unlikely that AccuSite will be cleared for marketing in the United States. Accordingly, the Company has indefinitely suspended further development and commercialization programs related to AccuSite.

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

         AccuSite has been approved in Belgium, Denmark, Germany, Finland, Ireland, Italy, Luxembourg, The Netherlands and the United Kingdom. A regulatory decision is expected in 1998 in France. The Company continues to evaluate whether, in the absence of commercialization in the United States, it may be cost effective to market AccuSite in Europe through local partners. Commercialization of AccuSite in Europe would, in certain markets, also require the negotiation of satisfactory pricing with local governments. At this point, the Company does not intend to commercialize AccuSite in Europe. There can be no assurance that the Company will develop the distribution agreements and regulatory approvals, including pricing approvals, that would be necessary to commercialize AccuSite in Europe.

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

         The Company is currently conducting multiple clinical trials in the United States and certain foreign countries, including four ongoing Phase III trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The Company has experienced slower than planned accrual of patients in its ongoing Phase III trials. The two supportive Phase III trials have completed enrollment. However, the two registration directed trials have not been fully enrolled. Further delays in completing enrollment in these trials or delays in other clinical studies may result in increased costs and delays, which could have a material adverse effect on the Company. Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

History of Losses; Future Profitability Uncertain

         Matrix was incorporated in 1985 and has experienced significant losses since that date. As of September 30, 1998, the Company's accumulated deficit was approximately $161,066,000. The Company has not generated revenues from its products or product candidates and expects to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, the Company must successfully develop products, obtain regulatory approvals for its products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. No assurance can be given that the Company's product development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured and marketed successfully, or that profitability will be achieved.

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

Anti-Takeover Provisions

         Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors has the authority to issue shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

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

         The Company has formed a Year 2000 Task Force to determine what actions are required to resolve year 2000 issues. A systems assessment is being performed and conversion is expected to be completed by the third quarter of 1999.

         During 1997, the Company installed a new accounting system that was confirmed by the vendor to address the year 2000 related issues. The Company has analyzed other external factors, such as the impact on significant company vendors, and has determined that the related potential effect on the Company's business, financial condition or the Company results of operations will not be material. At the current stage of the assessment process, total projected costs of implementing year 2000 requirements are not expected to exceed $150,000.

                           MATRIX PHARMACEUTICAL, INC.

PART II                    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.59 License Agreement by and between Hoechst Marion Roussel, Inc. and Matrix Pharmaceutical, Inc. dated September 22, 1998


                           27.1     Financial Data Schedule


                  (b)      Reports on Form 8-K

                           There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:  November 10, 1998           By:  /s/ David Ludvigson
       -----------------                -------------------
                                        David Ludvigson
                                        Chief Financial Officer,
                                        Senior Vice President


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


                           MATRIX PHARMACEUTICAL, INC.





Date:  November 6, 1998           By:
       ----------------                 ----------------------------------------
                                        David Ludvigson
                                        Chief Financial Officer,
                                        Senior Vice President


                                        Signing on behalf of the registrant
                                        and as principal financial and
                                        accounting officer