Form 10-Q/A
period 1998-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 1998-11-19
CIK 882194

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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



                                                     PART I
                                             FINANCIAL INFORMATION

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



                                                     MATRIX PHARMACEUTICAL, INC.
                                                    (a development stage company)
                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)


                                                                                                  September 30,         December 31,
                                                                                                     1998                    1997
                                                                                                   ---------              ---------
                                                                                                  (Unaudited)                (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents .......................................................             $  21,569              $  19,719
     Short-term investments ..........................................................                43,829                 40,666
     Other current assets ............................................................                 3,306                  2,128
                                                                                                   ---------              ---------
           Total current assets ......................................................                68,704                 62,513

Property and equipment, net ..........................................................                13,939                 26,742
Non-current investments ..............................................................                10,017                 19,983
Deposits and other assets, net .......................................................                 1,218                  1,191
                                                                                                   ---------              ---------
           Total assets ..............................................................             $  93,878              $ 110,429
                                                                                                   =========              =========

                                        LIABILITIES


Current liabilities:
     Accounts payable ................................................................             $   1,122             $    2,800
     Accruals for special charges ....................................................                   578                  2,063
     Accrued clinical trial costs ....................................................                 1,432                  1,788
     Other accrued liabilities .......................................................                 6,558                  2,681
     Current portion of debt and capital lease obligations ...........................                 1,805                  2,283
                                                                                                   ---------              ---------
           Total current liabilities .................................................                11,495                 11,615
Debt and capital lease obligations, less current portion .............................                15,185                 20,248
Deferred other income ................................................................                 5,032                  1,913
                                                                                                   ---------              ---------
           Total long-term liabilities ...............................................                20,217                 22,161


                                   STOCKHOLDERS' EQUITY

     Capital stock ...................................................................               225,237                225,144
     Notes receivable from shareholders ..............................................                (1,813)                (2,313)
     Other ...........................................................................                  (192)                  (558)
     Deficit accumulated during the development stage ................................              (161,066)              (145,620)
                                                                                                   ---------              ---------
           Total stockholders' equity ................................................                62,166                 76,653
                                                                                                   ---------              ---------
                                                                                                   $  93,878              $ 110,429
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

None.


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                         * 10.59 License Agreement by and between Hoechst Marion Roussel, Inc. and Matrix Pharmaceutical, Inc. dated September 22, 1998


                           27.1     Financial Data Schedule


                  (b)      Reports on Form 8-K

                           There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

* Confidential Treatment has been requested as to certain portions of this Agreement

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:  November 19, 1998           By:  /s/ David Ludvigson
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