Form 10-Q
period 1999-03-31
MATRIX PHARMACEUTICAL INC/DE
filed 1999-05-12
CIK 882194

-------------------------------------------------------------------------------


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                         OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                          Commission file number    0-19750

                                 ------------------

                             MATRIX PHARMACEUTICAL, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ------------------

                  DELAWARE                              94-2957068
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION ORGANIZATION )              IDENTIFICATION NUMBER)


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

                                 22,324,119 shares
                                As of April 30, 1999


-------------------------------------------------------------------------------

                             MATRIX PHARMACEUTICAL, INC.
                                 TABLE OF CONTENTS

                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
Item 1.         Financial Statements:

                a.       Condensed Consolidated Balance Sheets
                          as of March 31, 1999 and December 31, 1998.....................................    2

                b.       Condensed Consolidated Statements of Operations
                          for the three months ended March 31, 1999 and 1998.............................    3

                c.       Condensed Consolidated Statements of Cash Flows
                          for the three months ended March 31, 1999 and 1998.............................    4

                d.       Notes to Condensed Consolidated Financial Statements............................    5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................................    7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............................    9

                                     PART II
                                OTHER INFORMATION

                Risk Factors.............................................................................    10

Item 4.         Submission of Matters to a Vote of Security Holders......................................    18

Item 5.         Other Information........................................................................    18

Item 6.         Exhibits and Reports on Form 8-K.........................................................    18

                Signature................................................................................    19


                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  March 31,           December 31,
                                                                                    1999                  1998
                                                                               ---------------      ------------------
                                                                                 (Unaudited)              (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................  $       18,106      $        24,840
     Short-term investments...................................................          41,629               41,705
     Short-term notes from related  parties...................................             217                  404
     Other current assets.....................................................           3,191                2,657
                                                                                -----------------   ------------------
            Total current assets..............................................          63,143               69,606

Property and equipment, net...................................................          12,844               13,416
Long-term notes (including $443 and $600 from
  related parties in 1999 and 1998, respectively).............................           1,443                  600
Deposits and other assets ....................................................             103                  109
                                                                                -----------------   ------------------
            Total assets......................................................  $       77,533      $        83,731
                                                                                -----------------   ------------------
                                                                                -----------------   ------------------
                                   LIABILITIES
Current liabilities:
     Accounts payable.......................................................... $        2,075      $         2,370
     Accruals for special charges .............................................             --                  513
     Accrued clinical trial costs .............................................          1,603                1,505
     Other accrued liabilities.................................................          1,421                1,483
     Current portion of deferred income........................................            688                  560
     Current portion of debt and capital lease obligations ....................          2,158                2,297
                                                                                ---------------    ------------------
            Total current liabilities..........................................          7,945                8,728
Debt and capital lease obligations, less current portion.......................         13,856               14,176
Deferred other income..........................................................          4,789                4,955
                                                                                ---------------    ------------------
            Total long-term liabilities .......................................         18,645               19,131

                              STOCKHOLDERS' EQUITY

     Common  stock.............................................................            220                  220
     Additional paid-in  capital...............................................        225,287              225,090
     Notes receivable from shareholders........................................         (2,282)              (2,282)
     Deferred compensation.....................................................           (193)                (232)
     Accumulated other comprehensive income...................................              11                   45
     Deficit accumulated during the development stage........................         (172,100)            (166,969)
                                                                                ------------------  ------------------
            Total stockholders' equity........................................          50,943               55,872
                                                                                -----------------   ------------------
                                                                                $       77,533      $        83,731
                                                                                -----------------   ------------------
                                                                                -----------------   ------------------

(*) Derived from audited financial statements.

                                See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   1999        1998
                                                                                ----------- -----------
                                                                                (Unaudited) (Unaudited)
Revenues ...................................................................    $   --        $   --

Costs and expenses:
   Research and development ................................................       4,100         5,504
   General & Administrative ................................................       1,667         1,480
                                                                                --------      --------
      Total costs and expenses .............................................       5,767         6,984
                                                                                --------      --------

Loss from operations .......................................................      (5,767)       (6,984)

Interest and other income, net .............................................         636         2,961
                                                                                --------      --------

Net loss ...................................................................    $ (5,131)     $ (4,023)
                                                                                --------      --------
                                                                                --------      --------
Basic and diluted net loss per common share ................................    $  (0.23)     $  (0.18)
                                                                                --------      --------
                                                                                --------      --------
Weighted average shares used in computing
basic and diluted net loss per common share ................................      22,235        21,921
                                                                                --------      --------
                                                                                --------      --------

                                See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                    1999           1998
                                                                                 -----------    -----------
                                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities:
        Net loss ...............................................................  $ (5,131)     $ (4,023)
        Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation, amortization, and other ................................     1,340           568
          Gain on sale and leaseback transaction ...............................      --          (1,882)
        Changes in assets and liabilities:
          Notes receivable from related parties ................................       187           (34)
          Deferred other income ................................................       (26)         (140)
          Accruals for special charges .........................................      (513)         (960)
          Other changes in assets and liabilities ..............................    (1,372)       (1,616)
                                                                                  ---------     ---------
          Net cash used in operating activities ................................    (5,515)       (8,087)
Cash flows from investing activities:
        Capital expenditures ...................................................      (161)         (419)
        Proceeds from sale of fixed assets .....................................      --          17,744
        Issuance of convertible promissory note ................................    (1,000)           --
        Investment in available-for-sale securities ............................   (13,100)       (5,175)
        Maturities of investments ..............................................    13,176         5,500
                                                                                  ---------     ---------
          Cash flows (used in) provided by investing activities ................    (1,085)       17,650
Cash flows from financing activities:
        Repayment of mortgage loan from sale ...................................      --          (9,840)
        Payments on debt and capital lease obligations .........................      (331)         (408)
        Net cash proceeds from:
          Debt and capital lease financing .....................................      --           6,000
          Capital stock ........................................................       197            77
                                                                                  ---------     ---------
          Cash flows used in financing activities ..............................      (134)       (4,171)
Net (decrease) increase in cash and cash equivalents ...........................    (6,734)        5,392
Cash and cash equivalents at the beginning of period ...........................    24,840        19,719
                                                                                  ---------     ---------
Cash and cash equivalents at the end of period .................................  $ 18,106      $ 25,111
                                                                                  ---------     ---------
                                                                                  ---------     ---------

                                See accompanying notes

                            MATRIX PHARMACEUTICAL, INC.
               NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

                                   MARCH 31, 1999


1.   BASIS OF PRESENTATION

          The condensed consolidated balance sheet as of March 31,1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

          The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

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

5.   Gain on sale and leaseback transaction

          In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with options to renew up to an additional 25 years. Matrix will pay an average $2,800,000 in annual lease expense. Currently, this rental expense is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company. The sublease runs through July 1999 and results in additional income of $134,000 per month. The Company is currently seeking to rent this portion of the facility following the expiration of the existing lease. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $13,798,000 and will be used to fund operating expenses and capital purchases. The total gain on the transaction is $5,769,000 of which $1,882,000 had been recognized during the year ended December 31, 1998 as an immediate gain while the remaining balance has been deferred and is being recorded as an offset to rent expense over the 13-year lease term.

6.   COMPREHENSIVE LOSS

          During the first quarter of 1999 and 1998, total comprehensive loss amounted to $5,020,000 and $4,012,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS FORM 10-Q MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE TIMING AND OUTCOME OF REGULATORY REVIEWS AND CLINICAL TRIALS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED RESULTS. FOR ADDITIONAL INFORMATION, INCLUDING RISK FACTORS, SUCH AS NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS; HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN; ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAIN ACCESS TO CAPITAL MARKETS; LIMITED MANUFACTURING AND SALES AND MARKETING EXPERIENCE; DEPENDENCE ON SOURCES OF SUPPLY; UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS; RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION; UNCERTAINTY OF PHARMACEUTICAL PRICING; NO ASSURANCE OF ADEQUATE REIMBURSEMENT; DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL; PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE; HAZARDOUS MATERIALS AND PRODUCT RISKS; VOLATILITY OF STOCK PRICE; NO DIVIDENDS; ANTI-TAKEOVER PROVISIONS AND YEAR 2000 COMPLIANCE, PLEASE SEE THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K AND IN THIS FORM 10-Q AS WELL AS OTHER FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Since the Company's inception in 1985, the primary focus of its operations has been research and development, and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to March 31, 1999, the Company has incurred a cumulative net loss of approximately $172,100,000.

     The Company had no revenue in the first quarter of 1999 and 1998.

     Research and development expenses for the first quarter of 1999 decreased by 26% to $4,100,000 compared to $5,504,000 for the first quarter of 1998. The decrease was primarily due to lower clinical trial expenses reflecting the completion of the treatment of patients in other solid tumors studies during the fourth quarter of 1998, lower per patient costs associated with the liver program, lower personnel costs, reduced depreciation and lower manufacturing supplies and expenses.

     General and administrative expenses for the first quarter of 1999 increased 13% to $1,667,000 compared to $1,480,000 for the first quarter of 1998. The increase was primarily due to higher personnel costs related to amortization of relocation loans previously made and recruiting costs partially offset by lower consulting expenses.

     Interest and other income decreased by 79% to $636,000 for the first quarter of 1999 compared to $2,961,000 for the same period in 1998. This decrease was largely due to a gain on the sale of the San Diego facility in the amount of $1,882,000 recognized in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $59,735,000 in cash, cash equivalents and marketable securities, compared to $66,545,000 at December 31, 1998. The Company used $5,515,000 and $8,087,000 for operating activities for the three months ended March 31, 1999 and March 31, 1998, respectively.

     The decrease of $6,810,000 in cash, cash equivalents and short term investments during the first quarter of 1999 reflects $5,515,000 of cash disbursements used to fund operating activities, a $1,000,000 convertible promissory note issued as part of the evaluation of acquisition or licensing of cancer technology, payments of $331,000 on debt and capital lease obligations and capital purchases of $161,000 .

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

     In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of March 31, 1999, the remaining balance of this obligation was $1,000,000.

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

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium year 2000 ("Y2K") approaches. The Y2K problem is pervasive and complex and many computer operations will be affected in some way by the rollover of the two digit year value to 00. Some computer systems may not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company has formed a Year 2000 Task Force to determine what actions are required to resolve Y2K issues. The Company is finalizing an internal systems assessment and expects to complete any necessary conversion by the second quarter of 1999. We have determined that the related potential effect on its business, financial condition and results of operations are not expected to be material.

     During 1997, the Company installed a new accounting system that the vendor confirmed addresses the Y2K related issues. The Company has initiated formal communication with other significant vendors and suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Y2K issues. In the event that any of the Company's significant suppliers do not successfully achieve Y2K compliance, the Company's business or operations could be adversely affected. In addition, the Company may be vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's operations.

     The Company is finalizing a comprehensive contingency plan to address situations that may result if any of the Company's significant vendors and suppliers are unable to achieve Y2K readiness of their critical operations. Completion of such plan is expected by the second quarter of 1999.

     To date the Company has spent $18,000 to rectify issues related to Y2K. At the current stage of the assessment process, total projected costs of implementing Y2K requirements is not expected to exceed $100,000, which represents approximately 20% of the Company's 1999 Information Technology budget.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                                                                     Fair Value
(dollars in thousands)      3/31/99      2000      2001      2002      2003  Thereafter      Total    03/31/99
                            -------      ----      ----      ----      ----  ----------      -----   ----------
LIABILITIES
Long-term Debt, including
    Current Portion
Fixed Rate
    Imperial Bank              $892    $1,291    $1,416    $4,868      $  -       $  -      $8,467      $8,467
    Alexandria                    -         -         -     6,000         -          -      $6,000      $6,000
                              -----    ------    ------   -------     -----       ----     -------     -------
                               $892    $1,291    $1,416   $10,868      $  -       $  -     $14,467     $14,467
Average Interest Rate           9.5%

                             PART II. OTHER INFORMATION

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

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

     We incorporated in 1985 and have experienced significant losses since that date. As of March 31, 1999, our accumulated deficit was approximately $172,100,000. We have not generated revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We can give no assurance that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

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

RISKS ASSOCIATED WITH THE YEAR 2000

     We are aware of the issues associated with the programming code in existing computer systems as the millennium year 2000 ("Y2K") approaches. The Y2K problem is pervasive and complex and many computer operations will be affected in some way by the rollover of the two digit year value to 00. Some computer systems may not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     We have formed a Year 2000 Task Force to determine what actions are required to resolve Y2K issues. We are finalizing an internal systems assessment and we expect to complete any necessary conversion by the second quarter of 1999. We have determined that the related potential effect on our business, financial condition or results of operations are not expected to be material.

     During 1997, we installed a new accounting system that the vendor confirmed addresses the Y2K related issues. We have initiated formal communication with other significant vendors and suppliers to determine the extent to which our operations are vulnerable to those third parties' failure to remediate their own Y2K issues. In the event that any our significant suppliers do not successfully achieve Y2K compliance, our business or operations could suffer. In addition, we may be vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions. We can give no assurance that the systems of other companies on which our systems rely will be converted on a timely basis or would not have an adverse effect our operations.

     We are finalizing a comprehensive contingency plan to address situations that may result if any of our significant vendors and suppliers are unable to achieve Y2K readiness of their critical operations. Completion of such a plan is expected by the second quarter of 1999.

     To date the we have spent $18,000 to rectify issues related to Y2K. At the current stage of the assessment process, we do not expect total projected costs of implementing Y2K requirements to exceed $100,000, which represents approximately 20% of our 1999 Information Technology budget.

                            MATRIX PHARMACEUTICAL, INC.



PART II                      OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               27.1   Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                             MATRIX PHARMACEUTICAL, INC.


                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MATRIX  PHARMACEUTICAL, INC.




Date: May 12, 1999            By:  /s/ David G. Ludvigson
     -------------                 -----------------------
                                   David G. Ludvigson
                                   Chief Financial Officer, Senior Vice
                                   President


                                   Signing on behalf of the registrant as
                                   principal financial officer