Form 10-Q
period 1999-06-30
MATRIX PHARMACEUTICAL INC/DE
filed 1999-08-05
CIK 882194

------------------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19750

                              --------------------

                           MATRIX PHARMACEUTICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

              DELAWARE                           94-2957068
   (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
     INCORPORATION ORGANIZATION)            IDENTIFICATION NUMBER)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.01 par value, outstanding as of the latest practicable date.

                                22,476,650 shares
                               As of July 31, 1999

------------------------------------------------------------------------------

                           MATRIX PHARMACEUTICAL, INC.
                                TABLE OF CONTENTS


                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----

Item 1.         Financial Statements:

                a.       Condensed Consolidated Balance Sheets
                          as of June 30, 1999 and December 31, 1998......................................    2

                b.       Condensed Consolidated Statements of Operations
                          for the three and six months ended June 30, 1999 and 1998......................    3

                c.       Condensed Consolidated Statements of Cash Flows
                          for the six months ended June 30, 1999 and 1998................................    4

                d.       Notes to Condensed Consolidated Financial Statements............................    5


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................................    7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............................    10

                                     PART II
                                OTHER INFORMATION

                Risk Factors.............................................................................    11

Item 4.         Submission of Matters to a Vote of Security Holders......................................    18

Item 5.         Other Information........................................................................    18

Item 6.         Exhibits and Reports on Form 8-K.........................................................    19

                Signature................................................................................    20


                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    June 30,                  December 31,
                                                                                      1999                        1998
                                                                                    ---------                 ---------
                                                                                   (Unaudited)                      (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................    $  22,148                 $  24,840
     Short-term investments ....................................................       33,834                    41,705
     Short-term notes from related parties .....................................          217                       404
     Other current assets ......................................................        1,203                     2,657
                                                                                    ---------                 ---------
            Total current assets ...............................................       57,402                    69,606

Property and equipment, net ....................................................       12,573                    13,416
Long-term notes (including $519 and $600 from
  related parties in 1999 and 1998, respectively) ..............................        1,519                       600
Deposits and other assets ......................................................          104                       109
                                                                                    ---------                 ---------
            Total assets .......................................................    $  71,598                 $  83,731
                                                                                    ---------                 ---------
                                                                                    ---------                 ---------

                                   LIABILITIES
Current liabilities:
     Accounts payable ..........................................................    $   1,126                 $   1,531
     Accruals for special charges ..............................................         --                         513
     Accrued compensation ......................................................        1,009                       839
     Accrued clinical trial costs ..............................................        1,767                     1,505
     Other accrued liabilities .................................................        1,183                     1,483
     Current portion of deferred income.........................................          560                       560
     Current portion of debt and capital lease obligations .....................        2,034                     2,297
                                                                                    ---------                 ---------
            Total current liabilities ..........................................        7,679                     8,728
Debt and capital lease obligations, less current portion .......................       13,531                    14,176
Deferred other income ..........................................................        4,623                     4,955
                                                                                    ---------                 ---------
            Total long-term liabilities ........................................       18,154                    19,131


                              STOCKHOLDERS' EQUITY
     Common stock ..............................................................          236                       220
     Additional paid-in capital.................................................      225,716                   225,090
     Notes receivable from shareholders ........................................       (2,282)                   (2,282)
     Deferred compensation......................................................         (154)                     (232)
     Accumulated other comprehensive income ....................................         (125)                       45
     Deficit accumulated during the development stage ..........................     (177,626)                 (166,969)
                                                                                    ---------                 ---------
            Total stockholders' equity .........................................       45,765                    55,872
                                                                                    ---------                 ---------
                                                                                    $  71,598                 $  83,731
                                                                                    ---------                 ---------
                                                                                    ---------                 ---------

(*) Derived from audited financial statements.

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                            1999              1998             1999             1998
                                                       --------------   --------------    -------------    ------------
Revenues ............................................  $     --         $     --          $    --          $     --
Costs and expenses:
   Research and development .........................       4,739             5,143            8,839            10,648
   General and administrative .......................       1,294             1,627            2,961             3,106
                                                       --------------   --------------    -------------    ------------
      Total costs and expenses ......................       6,033             6,770           11,800            13,754
                                                       --------------   --------------    -------------    ------------
Loss from operations ................................      (6,033)           (6,770)         (11,800)          (13,754)
Gain on sale and leaseback transaction ..............          --               --               --              1,882
Interest and other income (expense), net.............         507             4,859            1,143             5,938
                                                       --------------   --------------    -------------    ------------
                                                              507             4,859            1,143             7,820
                                                       --------------   --------------    -------------    ------------
Net loss ............................................  $   (5,526)      $    (1,911)      $  (10,657)      $    (5,934)
                                                       --------------   --------------    -------------    ------------
                                                       --------------   --------------    -------------    ------------
Basic and diluted net loss per common share..........  $    (0.25)      $     (0.09)       $   (0.48)      $     (0.27)
                                                       --------------   --------------    -------------    ------------
                                                       --------------   --------------    -------------    ------------
Weighted average shares used in computing
basic and diluted net loss per common share .........      22,348            22,003           22,291            21,962
                                                       --------------   --------------    -------------    ------------
                                                       --------------   --------------    -------------    ------------

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                                   1999         1998
                                                                               ----------     ---------
                                                                               (Unaudited)    (Unaudited)

Cash flows from operating activities:
        Net loss ......................................................        $(10,657)      $ (5,934)

        Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation, amortization, and other .......................           1,188            985
          Gain on sale and leaseback transaction ......................            --           (5,769)
        Changes in assets and liabilities:
          Notes receivable from related parties .......................             187           --
          Deferred other income .......................................             (52)         3,285
          Accruals for special charges ................................            (513)          --
          Accrued compensation ........................................             (85)           (83)
          Other changes in assets and liabilities .....................             931         (3,981)
                                                                               ----------     ---------
          Net cash used in operating activities .......................          (9,001)       (11,497)
Cash flows from investing activities:
        Capital expenditures ..........................................            (296)          (415)
        Proceeds from sale of fixed assets ............................            --           17,744
        Issuance of convertible promissory note .......................          (1,000)           --
        Investment in available-for-sale securities ...................         (56,000)       (23,763)
        Maturities of investments .....................................          63,871         10,669
                                                                               ----------     ---------
          Cash flows provided by investing activities .................           6,575          4,235
Cash flows from financing activities:
        Repayment of mortgage loan from sale of building ..............            --           (9,840)
        Payments on debt and capital lease obligations ................            (908)          (819)
        Net cash proceeds from:
          Debt and capital lease financing ............................            --            6,000
          Capital stock ...............................................             642            113
          Notes receivable from shareholders ..........................            --              427
                                                                               ----------     ---------
          Cash flows used in financing activities .....................            (266)        (4,119)
Net (decrease) increase in cash and cash equivalents ..................          (2,692)       (11,381)
Cash and cash equivalents at the beginning of period ..................          24,840         19,719
                                                                               ----------     ---------
Cash and cash equivalents at the end of period ........................        $ 22,148       $  8,338
                                                                               ----------     ---------
                                                                               ----------     ---------

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                  Certain items have been reclassified to conform with current period classification.

                  The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2.       GAIN ON SALE AND LEASEBACK TRANSACTION

                  In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with options to renew up to an additional 25 years. Matrix will pay an average $2,800,000 in annual lease expense. Currently, this rental expense is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company. The sublease runs through July 1999 and results in a reduction to facilities rent expense of $134,000 per month. The Company is currently seeking to rent this portion of the facility following the expiration of the existing lease. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $13,798,000 and is being used to fund operating expenses and capital purchases. The total gain on the transaction was $5,769,000 of which $1,882,000 was recognized during the year ended December 31, 1998 as an immediate gain while the remaining balance has been deferred and is being recorded as an offset to rent expense over the 13-year lease term.

3.       COMPREHENSIVE LOSS

                  During the second quarter of 1999 and 1998, total comprehensive loss amounted to $5,662,000 and $1,936,000, respectively. For the first six months of 1999 and 1998, total comprehensive loss amounted to $10,782,000 and $5,959,000, respectively.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to June 30, 1999, the Company has incurred a cumulative net loss of approximately $177,626,000.

         The Company had no revenue in the second quarter of 1999 and 1998 or in the first six months of 1999 and 1998.

         Research and development expenses for the second quarter of 1999 decreased by 8% to $4,739,000 compared to $5,143,000 for the second quarter of 1998. The decrease was primarily due to lower manufacturing service costs and clinical trial costs. For the first six months of 1999, research and development expenses decreased by 17% to $8,839,000 compared to $10,648,000 for the same period in 1998. The decrease was primarily due to lower clinical trial expenses reflecting the completion of the Company's treatment of patients in other solid tumors studies during the fourth quarter of 1998 and lower per patient costs associated with the Company's liver program as well as reduced manufacturing service and supply costs.

         General and administrative expenses for the second quarter of 1999 decreased 20% to $1,294,000 compared to $1,627,000 for the second quarter of 1998 due to lower salaries and consulting expenses. For the first six months of 1999, general and administrative expenses decreased by 5% to $2,961,000 compared to $3,106,000 for the same period in 1998. The decrease was due to lower consulting costs offset by higher recruiting and relocation costs.

         Interest and other income decreased by 90% to $507,000 for the second quarter of 1999 compared to $4,859,000 for the same period in 1998. This decrease was primarily due to income from an insurance settlement in the amount of $4,000,000 in the second quarter of 1998 and lower interest earned from lower cash balances. For the first six months of 1999, interest and other income decreased by 85% to $1,143,000 compared to $7,820,000 primarily for the same reasons as noted for the second quarter as well as the $1,882,000 gain on the sale and leaseback of the San Diego facility recorded in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had $55,982,000 in cash, cash equivalents and marketable securities, compared to $66,545,000 at December 31, 1998. The Company used $9,001,000 and $11,497,000 for operating activities for the six months ended June 30, 1999 and June 30, 1998, respectively.

         The decrease of $10,563,000 in cash, cash equivalents and short term investments during the first six months of 1999 reflects $9,001,000 of cash disbursements used to fund operating activities, a $1,000,000 convertible promissory note issued as part of the evaluation for acquisition or licensing of cancer technology, payments of $908,000 on debt and capital lease obligations and capital purchases of $296,000 offset by cash received for the purchase of common stock in the amount of $301,000.

         In April, 1998, the Company received $4,000,000 from an insurance company for the reimbursement of legal expenses incurred during prior years. The payment settles litigation between the Company and the insurer over coverage under the Company's general liability policy. The payment was recorded as other income in the second quarter of 1998.

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

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of June 30, 1999, the remaining balance of this obligation was $1,000,000.

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

YEAR 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 ("Y2K") approaches. The Y2K problem is pervasive and complex and many computer operations will be affected in some way by the rollover of the two digit year value to 00. Some computer systems may not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company formed a Year 2000 Task Force to determine what actions are required to resolve Y2K issues. The Company finalized its internal systems assessment and completed all necessary conversion in the second quarter of 1999. We have determined that the potential effect of the Y2K issue on the Company's internal systems and its business, financial condition and results of operations are not expected to be material.

         During 1997, the Company installed a new accounting system that the vendor confirmed addresses the Y2K related issues. The Company has communicated with other significant vendors and suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Y2K issues. In the event that any of the Company's significant suppliers do not successfully achieve Y2K compliance, the Company's business or operations could be adversely affected. In addition, the Company may be vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's operations or financial condition.

         The Company has developed contingency plans to address situations that may result if any of the Company's significant vendors and suppliers are unable to achieve Y2K readiness of their critical operations. In the event that vendors are not compliant, the Company may adjust its purchasing decisions or seek alternative sources of supplies or services. However, certain of the Company's vendors have been qualified for regulatory purposes such that qualifying new vendors could involve significant time and resource commitments by the Company. The most likely worst case scenario would be the interruption of our operations due to a failure of vendors to be Y2K compliant which could limit the ability of the Company to timely complete its regulatory compliance programs. Significant delays or expenditures due to vendor and supplier failure to become Y2K compliant could have an adverse effect on the Company's operations or financial condition.

         Total costs expended to date and currently planned budgeted expenditures are less than $100,000 which represents less than 20% of the Company's 1999 Information Technology budget.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There have been no material changes in the reported market risks since December 31, 1998.

                       PART II. OTHER INFORMATION

                              RISK FACTORS

WE MAY NOT RECEIVE REGULATORY APPROVALS OF OUR PRODUCT CANDIDATES, MANUFACTURING PROCESSES AND PRODUCTION FACILITIES

         The preclinical and clinical testing, manufacturing, and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the Food and Drug Administration, or FDA. Among other requirements, the FDA must approve our product candidates, manufacturing processes and production facilities before we may market them in the United States. Similarly, a foreign governmental authority must typically approve the marketing of a product before that product's manufacturer can market it in a particular foreign country. We have no products approved by the FDA and although AccuSite has been approved by foreign authorities, we do not expect to achieve profitable operations unless other product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully. We have had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming and subject to unanticipated delays, and we can give no assurance that the FDA will grant us any approvals on a timely basis, or at all.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product candidate undergo extensive preclinical and clinical testing to demonstrate its safety and efficacy for its intended uses. We must also file a New Drug Application, or NDA, requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do some of our current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy.

         In addition, prior to approval of a product, the FDA must inspect and accept the product's manufacturing facilities as being in compliance with its Good Manufacturing Practices, or GMP, regulations. We can give no assurance that the FDA will accept our San Diego manufacturing facility, and failure to receive or maintain such acceptance would materially and adversely affect our business.

         When we submit an NDA, the FDA must review and interpret our analysis of the results of our clinical studies submitted as part of the NDA. Any FDA interpretation may differ from our analysis, and we can give no assurance that the FDA will accept our data or our interpretation of that data. NDAs for drug candidates that the FDA determines address life-threatening diseases may be given more rapid ("fast track") regulatory review, which is generally six months from submission. IntraDose Injectable Gel was granted "fast track" status in May 1999. Although this designation is expected to shorten the review period compared to NDAs that do not have "fast track" status, it does not increase or decrease the probability of FDA approval. In addition, changes in applicable law or FDA policy during the period of product development and FDA regulatory review may result in the delay or rejection of our NDA. Any failure to obtain, or delay in obtaining, FDA approvals would adversely affect our ability to market our proposed products. Moreover, even if FDA approval is granted, the approval may include significant limitations on indicated uses for which a product could be marketed.

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

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

         We have conducted and plan to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of our potential products. Failure to comply with FDA regulations applicable to clinical testing can result in delay, suspension, or cancellation of this testing, or refusal by the FDA to accept the results of this testing. In addition, we or the FDA may modify or suspend clinical trials at any time if the FDA concludes that the subjects or patients participating in the trials are being exposed to unacceptable health risks. Further, we can give no assurance that human clinical testing will show any current or future product candidate to be safe and effective or provide data suitable for submission to the FDA.

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

         Additionally, we have recently extended enrollment in a Phase II trial beyond the original number of patients planned for that study. Although this action was taken due to the encouraging results observed to date, final study results may be different from the preliminary outcomes as more patients are entered onto the study and as patients are followed for a longer period of time.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

         We incorporated in 1985 and have experienced significant losses since that date. As of June 30, 1999, our accumulated deficit was approximately $177,626,000. We have not generated revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We can give no assurance that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

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

WE HAVE LIMITED MANUFACTURING AND SALES AND MARKETING EXPERIENCE

         We intend to market and sell certain of our product candidates, if successfully developed and approved, through our own dedicated sales force in the United States and through pharmaceutical licensees in Europe. We can give no assurance that we will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, we can give no assurance that resources will be available to us to fund our marketing and sales expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States or outside the United States may materially and adversely affect our business.

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

         We have negotiated and intend to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in our products. Any interruption of supply could materially and adversely affect our ability to manufacture our products, complete clinical trials, or commercialize our products. In addition, the issuance in 1996 of a U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in our IntraDose Injectable Gel product, could limit our ability to commercialize this product in the United States if the newly-issued patent were upheld, if IntraDose were found to infringe that patent, and if we were unable to obtain a license under that patent. See "Uncertainty Regarding Patents and Proprietary Rights."

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

         We can give no assurance that the U.S. Patent and Trademark Office, or PTO, will approve our pending patent applications, and or that any patent issued to, or licensed by us will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the PTO in proceedings instituted by us or others. In addition, we can give no assurance that our patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents with claims similar to those covered by our patents or applications, or that others' patents will not adversely affect our ability to conduct our business.

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

RISKS RELATED TO RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION

         The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources than us, and represent significant competition for us. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase these competitors' financial, marketing and other resources. We can give no assurance that developments by others will not render our products or technologies noncompetitive or that we will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic endpoints than products that we are developing. These competing products may be more effective and less costly than the products that we are developing. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will compete with our products.

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

         In addition, bovine sourced materials are of some concern because of transmission of Bovine Spongiform Encelphalopathy, or BSE. We have taken all precautions to minimize the risk of contamination of our collagen with BSE, including the use of United States-sourced cow hides. The Committee For Proprietary Medicinal Products, a steering committee of the European Medicines Evaluation Agency, has classified materials made from bovine skin products as showing no detectable infectivity, indicating minimal risk of transmission of BSE.

OUR STOCK PRICE IS VOLATILE AND WE HAVE NOT DECLARED ANY DIVIDENDS

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

RISKS ASSOCIATED WITH THE YEAR 2000

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex and many computer operations will be affected in some way by the rollover of the two digit year value to 00. Some computer systems may not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         Any failure of our material systems or the systems of our vendors or suppliers to be Year 2000 compliant would have material adverse consequences for us. Although we have finalized the assessment and conversions of our internal systems, we cannot fully predict to what extent our business would be affected if any of our suppliers' or vendors' systems and services are not year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                           MATRIX PHARMACEUTICAL, INC.


PART II                             OTHER INFORMATION
                                    -----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on May 4, 1999. The following directors, all of whom served in such capacity prior to the meeting, were re-elected by the stockholders:


                                                  FOR                WITHHELD
                                                  ---                --------

            Michael D. Casey                   18,838,474             124,187
            J. Stephan Dolezalek               18,840,974             121,687
            James R. Glynn                     18,842,774             119,887
            Marvin E. Jaffe, M.D.              18,842,174             120,487
            Bradley G. Lorimier                18,841,174             121,487
            Edward E. Luck                     18,832,074             130,587
            Julius L. Pericola                 18,834,674             127,987


The following additional matters were submitted to the stockholders for vote and approved at the meeting:

- Approval of an amendment to the Company's 1988 Restricted Stock Plan to increase the maximum number of shares of Common Stock authorized for issuance under the Plan by an additional 400,000 shares and increase the limitation on the maximum number of shares for which any one participant may be granted stock options, stock appreciation rights and direct stock issuances from 750,000 shares to 2,000,000 shares in the aggregate. Of the total shares voting on the foregoing resolution, 15,147,078 voted in favor, 3,778,858 voted against and 36,725 abstained.

- Approval of an Employee Stock Purchase Plan under which 700,000 shares of Common Stock will be reserved for issuance to eligible employees. Of the total shares voting on the foregoing resolution, 16,488,754 voted in favor, 2,438,762 voted against and 35,145 abstained.

- Ratification of the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending December 31, 1999. Of the total shares voting on the foregoing resolution, 18,855,631 voted in favor, 66,775 voted against and 40,255 abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                           27.1     Financial Data Schedule

                  (B)      REPORTS ON FORM 8-K

                           There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:    AUGUST 5, 1999           By:     /S/ DAVID G. LUDVIGSON
      ------------------                  ----------------------
                                         David G. Ludvigson
                                         Chief Financial Officer, Senior Vice President


                                         Signing on behalf of the registrant
                                         as principal financial officer
