Form 10-Q
period 1999-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 1999-11-08
CIK 882194

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19750

                              --------------------

                           MATRIX PHARMACEUTICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

              DELAWARE                           94-2957068
              --------                           ----------
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

                                  Yes X No ____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock , $.01 par value, outstanding as of the latest practicable date.

                                22,646,949 shares
                             As of October 29, 1999

-------------------------------------------------------------------------------

                           MATRIX PHARMACEUTICAL, INC.
                                TABLE OF CONTENTS

                                      PART 1
                               FINANCIAL INFORMATION
                                                                                       Page
Item 1.   Financial Statements:

          a.   Condensed Consolidated Balance Sheets
                as of September 30, 1999 and December 31, 1998 .......................   2

          b.   Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30, 1999 and 1998 ......   3

          c.   Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1999 and 1998 ................   4

          d.   Notes to Condensed Consolidated Financial Statements ..................   5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .................  10

                                    PART II
                               OTHER INFORMATION

          Risk Factors ...............................................................  11

Item 4.   Submission of Matters to a Vote of Security Holders ........................  18

Item 5.   Other Information ..........................................................  18

Item 6.   Exhibits and Reports on Form 8-K ...........................................  18

          Signature ..................................................................  19

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  September 30,       December 31,
                                                                                       1999                1998
                                                                                  -------------       ------------
                                                                                   (Unaudited)              (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................      $  15,441       $  24,840
     Short-term investments ....................................................         36,401          41,705
     Short-term notes from related parties .....................................              -             404
     Other current assets ......................................................          1,619           2,657
                                                                                  -------------       ------------
            Total current assets ...............................................         53,461          69,606

Property and equipment, net ....................................................         12,174          13,416
Long-term notes from related parties ...........................................            485             600
Deposits and other assets ......................................................            104             109
                                                                                  -------------       ------------
            Total assets .......................................................      $  66,224       $  83,731
                                                                                  =============       ============

                                   LIABILITIES
Current liabilities:
     Accounts payable ..........................................................      $   1,321       $   1,531
     Accruals for special charges ..............................................              -             513
     Accrued compensation ......................................................          1,117             839
     Accrued clinical trial costs ..............................................          1,751           1,505
     Other accrued liabilities .................................................          1,205           1,483
     Current portion of deferred income ........................................            560             560
     Current portion of debt and capital lease obligations .....................          1,935           2,297
                                                                                  -------------       ------------
            Total current liabilities ..........................................          7,889           8,728
Debt and capital lease obligations, less current portion .......................         12,852          14,176
Deferred other income ..........................................................          4,367           4,955
                                                                                  -------------       ------------
            Total long-term liabilities ........................................         17,219          19,131

                              STOCKHOLDERS' EQUITY
     Common stock ..............................................................            237             220
     Additional paid-in capital ................................................        226,093         225,090
     Notes receivable from shareholders ........................................         (2,208)         (2,282)
     Deferred compensation .....................................................           (116)           (232)
     Accumulated other comprehensive income ....................................           (132)             45
     Deficit accumulated during the development stage ..........................       (182,758)       (166,969)
                                                                                  -------------       ------------
            Total stockholders' equity .........................................         41,116          55,872
                                                                                  -------------       ------------
                                                                                      $  66,224       $  83,731
                                                                                  =============       ============


(*) Derived from audited financial statements.

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                          1999           1998            1999         1998
                                                       ---------       ---------       -------      ---------
Revenues .........................................      $      -       $      -        $     -       $      -

Costs and expenses:
   Research and development ......................         4,507          4,565         13,346         15,212
   In-license Fee ................................             -          4,000              -          4,000
   General and administrative ....................         1,226          1,831          4,187          4,938
                                                        --------       --------       --------       --------
      Total costs and expenses ...................         5,733         10,396         17,533         24,150
                                                        --------       --------       --------       --------

Loss from operations .............................        (5,733)       (10,396)       (17,533)       (24,150)

Gain on sale and leaseback transaction ...........             -            113              -          1,995
Interest and other income (expense), net .........           601            771          1,744          6,709
                                                        --------       --------       --------       --------
                                                             601            884          1,744          8,704
                                                        --------       --------       --------       --------

Net loss .........................................      $ (5,132)      $ (9,512)      $(15,789)      $(15,446)
                                                        ========       ========       ========       ========

Basic and diluted net loss per common share ......      $  (0.23)      $  (0.43)      $  (0.71)      $  (0.70)
                                                        ========       ========       ========       ========

Weighted average shares used in computing
basic and diluted net loss per common share ......        22,490         22,088         22,357         22,004
                                                        ========       ========       ========       ========


                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          1999            1998
                                                                       ----------     ----------
Cash flows from operating activities:
        Net loss .................................................      $(15,789)      $(15,446)
        Adjustments to reconcile net loss to net cash used
         by operating activities:
          Depreciation, amortization, and other ..................         1,956          2,233
          Gain on sale and leaseback transaction .................             -         (1,882)
          Amortization of deferred income ........................          (420)          (773)
        Changes in assets and liabilities:
          Notes receivable from related parties ..................           404              -
          Deferred other income ..................................           (79)             -
          Accruals for special charges ...........................          (513)        (1,485)
          Accrued compensation ...................................            23             11
          Other changes in assets and liabilities ................           709            627
                                                                        --------       --------
          Net cash used in operating activities ..................       (13,709)       (16,715)

Cash flows from investing activities:
        Capital expenditures .....................................          (313)          (518)
        Proceeds from sale of fixed assets .......................             -         17,744
        Investment in available-for-sale securities ..............       (71,973)       (26,926)
        Maturities of investments ................................        77,277         33,729
                                                                        --------       --------
          Cash flows provided by investing activities ............         4,991         24,029

Cash flows from financing activities:
        Repayment of mortgage loan from sale of building .........             -         (9,840)
        Payments on debt and capital lease obligations ...........        (1,775)        (1,701)
        Net cash proceeds from:
          Debt and capital lease financing .......................             -          6,000
          Capital stock ..........................................         1,020             45
          Notes receivable from shareholders .....................            74             32
                                                                        --------       --------
          Cash flows used in financing activities ................          (681)        (5,464)
Net (decrease) increase in cash and cash equivalents .............        (9,399)         1,850
Cash and cash equivalents at the beginning of period .............        24,840         19,719
                                                                        ========       ========
Cash and cash equivalents at the end of period ...................      $ 15,441       $ 21,569
                                                                        ========       ========


                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                  Certain items have been reclassified to conform with current period classification.

                  The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2.       GAIN ON SALE AND LEASEBACK TRANSACTION

                  In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with options to renew for up to an additional 25 years. Matrix will pay an average $2,800,000 in annual lease expense. Currently, this rental expense is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $13,798,000 and is being used to fund operating expenses and capital purchases. The total gain on the transaction was $5,769,000 of which $1,882,000 was recognized during the year ended December 31, 1998 as an immediate gain while the remaining balance has been deferred and is being recorded as an offset to rent expense over the 13-year lease term.

3.       COMPREHENSIVE LOSS

                  During the third quarter of 1999 and 1998, total comprehensive loss amounted to $5,139,000 and $9,366,000, respectively. For the first nine months of 1999 and 1998, total comprehensive loss amounted to $15,966,000 and $15,346,000, respectively.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Since the Company's inception in 1985, the primary focus of its operations has been research and development, and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to September 30, 1999, the Company has incurred a cumulative net loss of approximately $182,758,000.

         The Company had no revenue in the third quarter of 1999 and 1998 or in the first nine months of 1999 and 1998.

         Research and development expenses for the third quarter of 1999 decreased by 1% to $4,507,000 compared to $4,565,000 for the third quarter of 1998. The decrease was primarily due to lower per patient costs associated with the Company's Intradose clinical trial programs. This was offset by higher costs associated with the FMdC clinical trial program which commenced during 1999 and higher rental expense at the San Diego office/laboratory and manufacturing facility. The increase in the San Diego rent expense is due to lower rental income from the sublease of a portion of the facility. For the first nine months of 1999, research and development expenses decreased by 12% to $13,346,000 compared to $15,212,000 for the same period in 1998. The decrease was primarily due to reduced clinical trial program costs including the other solid tumor program which was completed during the fourth quarter of 1998 as well as lower per patient costs for the Company's Intradose programs. In addition, the decrease was due to lower manufacturing service, supply and utility costs at the San Diego facility. This was partially offset by the higher costs associated with the FMdC clinical trial program.

         For the three and nine months ended September 30, 1999, there was no license fee expense as compared to the $4,000,000 license fee in the three and nine months ended September 30, 1998, which was due to a new agreement to in-license a systemic anticancer agent known as FMdC that is in the early stages of clinical development.

         General and administrative expenses for the third quarter of 1999 decreased 33% to $1,226,000 compared to $1,831,000 for the third quarter of 1998 due to lower relocation, consulting and legal expenses. For the first nine months of 1999, general and administrative expenses decreased by 15% to $4,187,000 compared to $4,938,000 for the same period in 1998. The decrease was due to lower consulting costs, recruiting and relocation and legal expenses.

         Interest and other income decreased by 32% to $601,000 for the third quarter of 1999 compared to $884,000 for the same period in 1998 due primarily to lower interest earned from lower cash balances. For the first nine months of 1999, interest and other income decreased by 80% to $1,744,000 compared to $8,704,000 for the same period in 1998, primarily due to the income from an insurance settlement in the amount of $4,000,000 in the second quarter of 1998 and the $1,882,000 gain on the sale and leaseback of the San Diego facility recorded in the first quarter of 1998 as well as lower interest earned from lower cash balances in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had $51,842,000 in cash, cash equivalents and marketable securities, compared to $66,545,000 at December 31, 1998. The Company used $13,709,000 and $16,715,000 for operating activities for the nine months ended September 30, 1999 and September 30, 1998, respectively.

         The decrease of $14,703,000 in cash, cash equivalents and short-term investments during the first nine months of 1999 reflects $13,709,000 of cash disbursements used to fund operating activities, payments of $1,775,000 on debt and capital lease obligations and capital purchases of $313,000. This was offset by cash received for the purchase of the Company's common stock in the amount of $1,020,000.

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

         In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of September 30, 1999, the remaining balance of this obligation was $500,000.

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

         During 1997, the Company installed a new accounting system that the supplier confirmed addresses the Y2K related issues. The Company has communicated with other significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Y2K issues. In the event that any of the Company's significant suppliers do not successfully achieve Y2K compliance, the Company's business or operations could be adversely affected. In addition, the Company may be vulnerable to external forces that might generally affect industry and commerce, such as utility and transportation company Y2K compliance failures and related service interruptions. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's operations or financial condition.

         The Company has developed contingency plans to address situations that may result if any of the Company's significant suppliers are unable to achieve Y2K readiness of their critical operations. In the event that suppliers are not compliant, the Company may adjust its purchasing decisions or seek alternative sources of supplies or services. However, certain of the Company's suppliers have been qualified for regulatory purposes such that qualifying new suppliers could involve significant time and resource commitments by the Company. The most likely worst case scenario would be the interruption of our operations due to a failure of vendors to be Y2K compliant which could limit the ability of the Company to timely complete its regulatory compliance programs. Significant delays or expenditures due to supplier failure to become Y2K compliant could have an adverse effect on the Company's operations or financial condition.

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

                           PART II. OTHER INFORMATION

                                  RISK FACTORS

WE MAY NOT RECEIVE REGULATORY APPROVALS OF OUR PRODUCT CANDIDATES, MANUFACTURING PROCESSES AND PRODUCTION FACILITIES

         The preclinical and clinical testing, manufacturing, and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the Food and Drug Administration, or FDA. Among other requirements, the FDA must approve our product candidates, manufacturing processes and production facilities before we may market them in the United States. Similarly, a foreign governmental authority must typically approve the marketing of a product before that product's manufacturer can market it in a particular foreign country. We have no products approved by the FDA and although AccuSite had been approved by foreign authorities, we do not expect to achieve profitable operations unless other product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully. Subsequent to the approval of AccuSite by foreign authorities all marketing applications have been withdrawn. We have had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming and subject to unanticipated delays, and we can give no assurance that the FDA will grant us any approvals on a timely basis, or at all.

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

         Additionally, we have recently extended enrollment in a Phase II Intradose trial beyond the original number of patients planned for that study. Although this action was taken due to the encouraging results observed to date, final study results may be different from the preliminary outcomes as more patients are entered onto the study and as patients are followed for a longer period of time.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

         We incorporated in 1985 and have experienced significant losses since that date. As of September 30, 1999, our accumulated deficit was approximately $182,758,000. We have not generated revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We can give no assurance that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

WE WILL REQUIRE ADDITIONAL FINANCING

         We have expended and will continue to expend substantial funds to complete the research and development of our product candidates. We may require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. We can give no assurance that such additional funds will be available on acceptable terms, if at all. Our business could be materially and adversely affected if adequate funds are not available from operations or additional sources of financing. Based on our current operating plan, we anticipate that our existing capital resources will be adequate to satisfy our capital needs through at least 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PHARMACEUTICAL PRICING AND ADEQUATE REIMBURSEMENT IS UNCERTAIN

         The continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means may affect the future revenues, profitability, and availability of capital for biopharmaceutical companies. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. Specific legislation is currently being reviewed concerning the reimbursement of oncology drugs. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially and adversely affect our prospects.

         Our ability to commercialize our products successfully will depend in part on the extent to which appropriate oncology-related reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations like HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit prices we can charge for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could adversely affect our ability to sell our products and may materially and adversely affect our business.

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

         Any failure of our material systems or the systems of our suppliers to be Year 2000 compliant would have material adverse consequences for us. Although we have finalized the assessment and conversions of our internal systems, we cannot fully predict to what extent our business would be affected if any of our suppliers' systems and services are not year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                           MATRIX PHARMACEUTICAL, INC.

PART II                        OTHER INFORMATION
                               -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           27.1      Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MATRIX PHARMACEUTICAL, INC.





Date: November 5, 1999           By:  /s/ David G. Ludvigson
      ----------------                ----------------------
                                 David G. Ludvigson
                                 Chief Financial Officer, Senior Vice President


                                 Signing on behalf of the registrant
                                 as principal financial officer