Form 10-K
period 1999-12-31
MATRIX PHARMACEUTICAL INC/DE
filed 2000-03-14
CIK 882194

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-19750

MATRIX PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2957068 (I.R.S. Employer Identification No.)
34700 Campus Drive, Fremont, California (Address of principal executive offices)	94555 (Zip Code)

Registrant's telephone number, including area code: (510) 742-9900

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of voting stock, $.01 par value, held by non-affiliates of the registrant as of February 29, 2000: $337,825,548.

    Number of shares of Common Stock, $.01 par value, outstanding as of February 29, 2000: 22,999,361.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated by reference into Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on May 9, 2000.

PART I

Item 1. Business

    This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-K. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Overview

    Matrix® Pharmaceutical, Inc. ("Matrix" or "the Company") is a development-stage company that is developing novel drug product candidates for cancer based on its internal research and development capabilities and through in-licensing of product candidates from other pharmaceutical companies.

    The Company is a leader in the formulation and development of novel pharmaceutical product candidates that are designed to improve the delivery of cancer drugs for more effective treatment of solid tumors. The Company has applied its expertise in tumor biology and physiology, advanced imaging techniques, pharmaceutical chemistry, polymer chemistry, analytical chemistry and biochemistry, and chemical engineering to develop proprietary systems that facilitate the direct delivery and retention of anticancer agents in solid tumors. The Company has developed aqueous-based protein gel systems for delivery of water-soluble chemotherapeutic agents and non-aqueous semi-solid systems for delivery of chemotherapeutic agents that are poorly water soluble. Two product candidates that utilize the Company's aqueous-based protein gel systems are currently being evaluated in human clinical trials. These are IntraDose® (cisplatin/epinephrine) Injectable Gel and MPI 5020 Radiopotentiator. IntraDose incorporates cisplatin, an established chemotherapeutic agent. MPI 5020 incorporates fluorouracil, another established chemotherapeutic agent.

    In addition to developing product candidates based on its technology, the Company also licenses product candidates for development, utilizing its expertise to identify and subsequently implement appropriate development strategies for in-licensed compounds. In-licensed in 1998, Matrix is developing FMdC as an intravenously-administered therapeutic in non-small cell lung cancer, colorectal cancer, hematologic and other cancers.

Matrix Technology

    Aqueous-based protein systems.  IntraDose and MPI 5020 Radiopotentiator are based on the Company's patented injectable gel technology, in which a chemotherapeutic drug is combined with a protein matrix and, in IntraDose, a vasoconstrictor, to create an injectable gel. This gel enables targeted delivery of anticancer drugs by direct injection into solid tumors. The Matrix delivery system localizes the release of drug, maintaining high drug concentrations at the tumor or lesion site and increasing the duration of exposure of the targeted tissue to the therapeutic agent. The activity of Intradose is further enhanced by the addition of epinephrine, a vasoconstrictor which reduces local blood flow and acts as a "chemical tourniquet" to further hold the drug at the site of the disease.

    The Company believes that its technology may allow the development of new products from established drugs or newer agents which may be available from other companies or institutions. Whether or not the chosen drugs or compounds are "off-patent," when they are incorporated into the Company's proprietary drug delivery system, the resulting products are proprietary to the Company. The Company, therefore, expects to be competitive in the marketplace and have a proprietary position in such products for the length of the patents on its technology and resulting products.

    Cisplatin and fluorouracil are widely used as systemic agents to treat solid tumors. These chemotherapeutic drugs exert a cytotoxic effect on dividing cells at various stages during their growth and multiplication. Cells that undergo rapid and unregulated cell division are more susceptible than normal cells to the effects of such drugs. Unfortunately, normal cells (e.g., bone marrow and gastrointestinal mucosa cells) rapidly divide and are also sensitive to the cytotoxic drugs. This toxicity to normal tissue limits the maximum dosing permitted with systemically administered chemotherapeutic drugs and often results in a tolerated dose that is substantially lower than the dose necessary to kill all diseased tissue. Suboptimal dosing contributes to the emergence of drug resistance among remaining cancer cells, complicating further drug therapy.

    The Company believes that the principal advantages of its aqueous-based protein systems technology include:

  •
  Sustained high concentrations of drug at the target site. By maintaining high, local drug concentrations in the target tissue, the systems increase the exposure of diseased tissue to the drug.

  •
  Lowered systemic toxicity. Because the systems concentrate the drug at the disease site and limit the drug exposure to normal tissues, overall systemic toxicity is reduced compared to systemic chemotherapy.

  •
  Site specific application. Products are injected directly into the tumor. Any accessible lesion or solid tumor which can be seen, palpated, or visualized with established imaging techniques or accessed directly or by means of minimally invasive techniques can potentially be treated.

  •
  Applicability to a broad range of therapeutic compounds. Many conventional drugs and novel biopharmaceuticals can be delivered using the aqueous-based protein systems. This may allow the Company to utilize new or approved drugs and other biological agents available from other companies or institutions, thus reducing the risk, cost and time involved in drug discovery.

    Anhydrous Delivery Vehicles ("ADV").  Approximately half of the anti-cancer drugs in use today, including paclitaxel, etoposide, and teniposide, are poorly soluble in water, posing difficulties for administration by conventional systemic routes such as intravenous ("IV") injection or infusion. The solubilizing agents employed in several of these drug products to prepare suitable IV solutions may add to toxicity. The Company has developed a series of non-aqueous delivery vehicles (anhydrous delivery vehicles, or ADVs) which in preclinical experiments significantly enhance the local efficacy of these drugs compared to the efficacy obtained when these drugs are delivered systemically using more conventional aqueous delivery systems. The Company believes that ADV carriers may be applicable to a large variety of water-insoluble drugs, with the potential to significantly improve the clinical utility of these agents. The Company believes that this technology may also lend itself well to water-soluble drugs that have limited stability when dissolved in aqueous media. Until such time as a corporate partner is identified and additional financial resources are provided, the Company does not intend to initiate clinical development of any product candidate based on the ADV technology.

Products in Clinical Development

    The following table summarizes the Company's products in clinical development, the primary indications for each product and the current development status.

Product/Indication	Development Status(1)	Commercial Rights(2)
IntraDose® (Intratumoral injection)
Head & Neck Cancer(3)	Phase III	Matrix
Other Solid Tumors(4)	Completed Phase II/III	Matrix
Malignant Melanoma(5)	Phase II	Matrix
Liver Cancer—Primary Hepatocellular Cancer	Phase II	Matrix
Liver Cancer—Metastatic Colorectal Cancer	Phase II	Matrix
FMdC (Intravenous IV)
Non-Small Cell Lung Cancer	Phase II	Matrix
Colorectal Cancer	Phase II	Matrix
Leukemia/Lymphoma(5)	Phase I/II	Matrix
Combination with Cisplatin	Phase Ia/Ib	Matrix
Combination with Fluorouracil	Phase I	Matrix
MPI 5020 Radiopotentiator (Intratumoral injection)
Recurrrent breast cancer (Chest Wall Metastases)	Completed Phase I	Matrix

(1)
The Company's product candidates are generally developed in the following stages: preclinical studies (preparing to file an Investigational New Drug ("IND") Application in the United States or a Clinical Trial Exemption ("CTX") in foreign countries); clinical trials (which may include Phases I, II, III and IV and variants or combinations of the foregoing); submission for market registration (New Drug Application ("NDA") or Market Authorization Application ("MAA")); and cleared for marketing. See "—Government Regulation."

(2)
The Company has worldwide commercial rights to all product candidates except FMdC, for which the Company has licensed worldwide rights except for Japan.

(3)
Enrollment for the two Phase III Head & Neck Cancer trials was completed January 2000.

(4)
Other solid tumors include chest wall metastases from primary breast cancer, tumors of the esophagus, and malignant melanomas of the skin.

(5)
Investigator sponsored IND studies.

IntraDose Injectable Gel

    Matrix is developing IntraDose Injectable Gel for head and neck cancer and a variety of other solid tumors. Ninety percent of cancer patients suffer from solid tumors (i.e., carcinomas and sarcomas). Approximately 70% of these patients have local disease with no evidence of metastatic disease at the time of diagnosis. Conventional therapies for cancer include surgery, radiation and systemic drug therapy. Despite continued advances in these treatments, they are limited by negative side effects, such as loss of normal body functions, weakness, loss of appetite and nausea, which are the result of the killing, altering or removing of normal cell tissue. Therefore, quality of life factors such as pain management and control of other tumor related symptoms become important, as do the potential to retard disease progression and possibly prolong survival.

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

Head and Neck Cancer/Other Solid Tumors

    The Company is currently completing two randomized placebo-controlled Phase III clinical trials for head and neck cancer. Enrollment for these two studies was completed in January 2000 with patient treatment and follow-up expected to be completed during the first half of 2000. Two open-label Phase III trials in other solid tumors including recurrent chest wall metastases (from breast cancer, ovarian cancer and lung cancer), esophageal cancer, melanoma, and various other carcinomas were completed in 1999. These tumors may be either primary, recurrent, or metastatic. The Company believes that these cancers are well suited to a direct injection with the Company's IntraDose product as they are either visible, palpable or easily accessible with an endoscope. The Company plans to utilize data from its trials in head and neck cancer and other solid tumors to support its request for approval of the broadest possible label for IntraDose in the United States and Western Europe.

    Head and Neck Cancer Market.  The prevalence of head and neck cancer in the United States is estimated at 134,000 patients. In addition, the Company estimates that approximately 41,000 new cases of head and neck cancer are diagnosed annually in the United States and 73,000 new cases are diagnosed annually in Western Europe, based on data from the American Cancer Society and The International Agency for Research on Cancer, a unit of the World Health Organization. The incidence (number of new cases per year) is highest in patients with high rates of cigarette smoking and consumption of alcoholic beverages. Cancers of the head and neck are predominately squamous cell carcinomas. Of these, approximately 60% to 70% are diagnosed as later stage disease which has spread beyond the site of origin, and 30% to 40% are diagnosed as early stage disease that is localized. Cancers of the head and neck are often difficult to treat with conventional surgery and radiotherapy techniques. Tumor location can make surgical resection difficult or impossible due to proximity to vital body structures and/or cosmetic or functional considerations, while radiotherapy often damages surrounding healthy tissues. The use of systemic chemotherapy in the management of head and neck cancers has been limited by the difficulty of achieving adequate and lasting tumor responses without incurring unacceptable side effects. This has led to a continuing investigation of new chemotherapeutics and combinations of chemotherapy, radiation, and surgery. The most important limitation of the available therapies for head and neck cancer is the high recurrence rate, generally 50% or higher.

    A standard course of chemotherapy for patients with head and neck cancer often requires hospitalization with daily intravenous infusion of chemotherapy. The majority of patients who receive chemotherapy will also require ancillary supportive treatments, such as intravenous fluids, nutritional support, antiemetics or growth factor support to control the toxic side effects of the chemotherapy. Clinical results suggest that the use of IntraDose may not require some or any of these supportive treatments.

    Other Solid Tumor Market.  Tumors that can be accessed and injected directly or by means of an endoscopic procedure or minimally invasive technique include chest wall metastases from primary breast cancer, tumors of the esophagus, and malignant melanomas of the skin. The Company believes that approximately 76,000 cases are diagnosed each year in the United States (comprised of approximately 25,000 cases of chest wall metastases from primary breast cancer, 10,000 cases of esophageal cancer, and 41,000 cases of malignant melanoma) and that approximately 71,000 cases are diagnosed each year in

Western Europe (approximately 26,000 in chest wall metastases from primary breast cancer, 24,000 in esophageal cancer, and 21,000 in malignant melanoma), based on data from the American Cancer Society and The International Agency for Research on Cancer. Recurrent solid tumors of these types were evaluated in the Company's open-label Phase III trials. Metastatic tumors found in the chest wall and other locations are usually treated with systemic chemotherapy and radiotherapy. However, this approach often leads to the development of drug resistance or cumulative radiation toxicity. Currently there are few treatment options for recurrent tumors.

    Clinical Studies.  In 1992, an open-label Phase I/II clinical trial for the treatment of head and neck cancer and other solid tumors was initiated. This clinical trial was conducted in 45 patients with a total of 82 treated tumors. The study was published in Otolaryngology-Head and Neck Surgery, the journal of the American Academy of Otolaryngology-Head and Neck Surgery Foundation. Forty-one of the 45 patients had received radiotherapy or cancer drug therapy prior to being treated with IntraDose, factors which reduce the likelihood of a significant response to the future use of chemotherapy. In this trial, 39% (32 of 82) of all treated tumors exhibited a complete response (100% reduction in tumor volume) and 50% of all treated tumors (41 of 82) exhibited a complete response or partial response (greater than 50% reduction in tumor volume). A response was defined as tumor reduction of any duration, rather than duration lasting at least 28 days, the standard clinical definition of a response, because some patients received systemic chemotherapy for treatment of disease progression in distant, untreated tumors shortly after being treated successfully with IntraDose. Sixteen of the complete responses (19.5% of treated tumors) without other therapy could be followed for at least 28 days without other therapy and had a lasting complete response. The median duration of complete response was 125 days.

    IntraDose achieved these response rates in these patients with advanced disease without causing a clinically unacceptable level of systemic toxicity. Dose-limiting toxicity was not observed in this trial, and the overall side effects were deemed to be moderate in severity when compared to standard chemotherapy regimens. The most commonly observed side effects were irritation, inflammation and damage to the tissues in and around the injected tumor. However, these patients did not experience any of the principal side effects associated with the systemic use of cisplatin, including nephrotoxicity and ototoxicity.

    In June 1995, the Company announced initiation of two Phase III trials for patients with head and neck cancer and two trials for patients with other solid tumors. The randomized double-blind, placebo-controlled Phase III head and neck cancer trials were designed to enroll approximately 180 evaluable patients, 90 patients in the United States trial and 90 patients in the European trial. The two Phase III studies for other solid tumors were open-label studies designed to include approximately 130 evaluable patients, 65 in the United States and 65 in Western Europe. Patients enrolled in these Phase III trials had advanced recurrent or refractory disease. The study endpoints are objective tumor responses (i.e., durable tumor shrinkage at or greater than 28 days of at least 50%) and achievement of pre-selected treatment goals, such as prevention of obstruction of vital structures, pain control, wound care, improvement in ability to hear, see, and eat, prevention of breakthrough of the skin and other paliative benefits.

    In September 1998, the Company announced that the other solid tumor studies were fully enrolled with 127 patients. In November 1998, preliminary clinical results were presented on a subset of patients at the 16th annual Chemotherapy Foundation Symposium. In May 1999, updated study results were presented at the American Society of Clinical Oncology ("ASCO"). Data were presented at ASCO on 102 evaluable patients including 28 women with advanced breast cancer, 25 patients with malignant melanoma, 18 patients with esophageal cancer and 31 patients with a variety of recurrent and metastatic primary tumors. For most patients, two or more tumors were treated, including one that was identified by the physician before the start of treatment as most troublesome, that is, the tumor that was most threatening or bothersome to the patient. Patients achieved objective tumor response rates of 50% in the most troublesome breast tumors, 48% in the most troublesome malignant melanomas and 39% in the most troublesome esophageal cancer. Among the breast tumors, six of the 14 responses were complete (100% reduction of tumor volume for at least 28 days) and eight were partial (50% or greater reduction of tumor volume for at least 28 days). Among the melanomas, six of the 12 responses were complete and six were partial. Eight of the 12 melanoma responses were sustained until the patients went off study. The other four patients received additional therapies during study follow-up for distant melanomas not treated with IntraDose. Among the esophageal patients, seven patients out of 18 had partial responses. In patients with recurrent breast cancer, 46% (13/28) achieved a patient benefit as assessed by the investigator and/or the patient against predetermined treatment goals. Of the patients with malignant melanoma, 36% (9/25) achieved a patient benefit. Of the patients with esophageal cancer, 44% (8/18) achieved a patient benefit. The therapy was generally well tolerated with 23% or fewer of the patients experiencing the nausea and vomiting symptoms typically related to intravenous chemotherapy. The most commonly reported side effects were local tissue reactions including but not limited to necrosis, erythema (redness) and swelling at the treatment site and injection-related pain. There was a positive and statistically significant association between "Most Troublesome Tumor ("MTT") response and achievement of patient benefit: patients with MTT responses were twice as likely to attain benefit as those with less than a 50% MTT response (i.e. "nonresponder").

    In January 2000, the Company announced that the head and neck cancer studies were fully enrolled with a total of 179 patients, 88 in North America and 91 outside North America. The Company had previously disclosed that, in consultation with the FDA, study entry criteria had been revised to exclude patients with neck tumors close to the carotid artery, who are susceptible to cerebral vascular events including strokes and other serious neurological adverse events. If results from these two studies are adequate, the Company anticipates using the data from these trials to support regulatory submissions in the United States in the fourth quarter of 2000 and Western Europe in early 2001.

Liver Cancer

    Two types of cancers are commonly found in the liver—primary hepatocellular cancer (cancer arising from liver cells) and tumors originating in other tissues (most commonly from colorectal cancer) that have metastasized to the liver. Primary liver cancer is a significant health problem worldwide and especially in the parts of the world where hepatitis B is prevalent (e.g., Japan, Korea and Southeast Asia). It is estimated that there will be 540,000 new cases in 2000 worldwide. The Company believes the incidence of primary hepatocellular cancer is approximately 14,500 in the United States and 17,500 in Western Europe and the incidence of hepatic metastases from colorectal cancers is approximately 36,000 and 73,000 in the United States and Western Europe, respectively, based on data available from the American Cancer Society and The International Agency for Research on Cancer. However, some experts predict that the incidence of primary hepatocellular cancer may increase due to the frequency of hepatitis B and C carriers. There are currently no FDA approved drug or pharmaceutical therapies for the treatment of primary hepatocellular cancer. The Company believes that this is an area where there is significant unmet medical need.

    When possible, surgery is most often the first line treatment for both types of liver tumors. However, a majority of patients with liver tumors are inoperable due to tumor location, tumor size, and extent of disease. For unresectable liver cancer, treatments have included the use of systemic chemotherapy, radiotherapy, cryotherapy, hepatic arterial infusion of chemotherapy and chemoembolization (blocking or draining a blood vessel while injecting chemotherapy), all of which are applicable to a minority of patients and have had limited beneficial results. Due to the limited availability and effectiveness of current therapies, the Company believes that at most approximately 50% of all patients with liver cancer are treated. The Company believes that IntraDose may offer enhanced tumor reduction as well as outpatient flexibility with the potential for improved quality of life as compared to non-surgical alternatives.

    In 1992, clinical investigators began treating patients with both forms of unresectable liver cancer in a Phase I/II clinical trial program. The investigators treated 28 patients who had 25 tumors evaluable for tumor necrosis (tumor destruction, estimated by CT scan). Ten of the 25 evaluable tumors exhibited at least 90% necrosis in response to IntraDose treatment. Patients were treated in an outpatient setting, with the treatment guided by either CT or ultrasound.

    Patients treated in this study did not experience the typical side effects associated with intravenous cisplatin, such as nephrotoxicity, neurologic changes or ototoxicity. In addition, in a pharmacokinetics study conducted in patients treated at the M.D. Anderson Cancer Center, less than 10% of the platinum levels anticipated from a standard intravenous dose of cisplatin were found in patient plasma after treatment with IntraDose. The majority of the IntraDose product was confined to the treated tumor.

    In 1997, the Company initiated two open-label Phase II trials for patients with liver cancer. A Phase II trial for patients with primary hepatocellular cancer was initiated at medical centers in the United States, Europe, and Hong Kong. A Phase II trial for patients with cancers metastatic to the liver from colorectal cancer was initiated at medical centers in the United States and Europe. These trials are designed to evaluate tumor necrosis and tumor response (as measured by CT scan), time to tumor progression, pattern of disease progression, and patient survival.

    In April, 1999, the Company expanded enrollment in the Phase ll primary hepatocellular cancer study from 37 patients up to a maximum of 55 patients.

    In August 1999, the company concluded enrollment in the Phase ll trial for patients with colorectal cancer metastatic to the liver. Thirty-one patients have been entered on study with follow-up and analysis to be completed and announced at an appropriate medical conference in 2000.

    In November 1999, the Company announced that 12 of 29 (41%) evaluable patients with primary hepatocellular cancer responded to treatment with IntraDose. Of the initial 12 responders, six experienced complete response (100% reduction in viable tumor volume) while the other six responders showed a reduction in viable tumor of at least 50%. As of this report, the median survival was in excess of 15 months. Two patients of the 12 subsequently progressed, after 197 and 156 days of response respectively. In both patients, progression was due to development of new tumors distant from the treated tumors and not due to growth of the treated tumors.

    Tumor response in this trial has been determined utilizing investigator site imaging techniques to estimate and assess the amount of necrotic tissue versus viable tumor in identified tumors. No independent review of the imaging response has been used in determining tumor response and the Company expects that an independent review could lead to differing measurements of tumor response.

FMdC

    FMdC, licensed from Hoechst Marion Roussel, Inc. in September 1998, is a new chemical entity that belongs to a class of anticancer and antiviral agents known as nucleoside analogs. Several nucleoside analogs are marketed for treatment of certain leukemias or lymphomas, malignancies of white blood cells. In addition, another nucleoside analog is marketed for treatment of pancreatic cancer and non-small cell lung cancer, both of which are solid tumor malignancies. Preclinical testing indicates that FMdC may have activity against solid tumors and may also be active against cancers of hematopoietic or blood cell origin.

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

    Animal studies by Hoechst Marion Roussel and now by the Company indicate that FMdC is effective against a broad spectrum of human and rodent tumors, including tumors of the lung, colon, breast (estrogen-dependent and estrogen-independent), prostate, ovaries, and pancreas. It has been shown in laboratory studies to be a more effective DNA chain terminator and inhibitor of ribonucleotide reductase than certain other nucleoside analogs with known cytotoxic activity.

    In an intravenous dosage form, FMdC was generally well tolerated in four Phase I studies conducted by Hoechst Marion Roussel, Inc. Side effects included fever, flushing, and clinically manageable reductions in white blood cell counts. FMdC has a relatively long plasma half life of three to six hours, which also may make it more effective than other nucleoside analogs. A Phase I trial of an oral dosage form of FMdC has been completed in Japan by Kyowa Hakko, Ltd.. The Company believes that an oral formulation may eventually be of benefit in terms of outpatient and administrative flexibility.

Lung Cancer

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

    First line treatment of non-small cell lung cancer is often initially treated with surgery or radiation treatments. Many patients are not eligible for curative surgery. Relapse rates are high, due it is believed, to the presence of metastatic disease. For relapsing patients, treatment options are single-agent chemotherapy, combination-agent chemotherapy, or best supportive care. The advent of newer chemotherapeutic agents has improved patient response, but durable complete responses for more than one year are infrequently achieved. Effective new agents with novel mechanisms of anticancer activity and favorable toxicity profiles are needed to improve the outcome for these patients.

    In February 1999, a Phase II study of FMdC in patients with non-small cell lung cancer was initiated in the United States. In October 1999, the Company closed enrollment in this Phase ll study as the result of the application of a predetermined stopping rule. Preliminary analysis of the evaluable patients did not show meaningful clinical activity with FMdC as a stand-alone therapy in this indication at the dose and regimen tested. The Company also plans to evaluate alternative dose levels and regimens.

Colon and Rectal Cancer

    The prevalence of colorectal cancer is estimated to be over 540,000 patients in the United States and 575,000 in the European Union. Growth in the incidence of colorectal cancer is increasing in both the United States and Europe. The American Cancer Society estimates that there will be 129,000 new cases of colorectal cancer in the United States. According to the International Agency for Research on Cancer almost 200,000 new cases are expected in the European Union. Surgery is the primary treatment for colon and rectal cancer. Unfortunately approximately 55% of patients will either not be amenable to surgical cure or have recurrent cancer subsequent to surgery.

    Chemotherapy is used for paliation for patients who are not cured by surgery. Chemotherapy with an intravenous fluorouracil-based treatment is considered to be standard. Fluorouracil has been shown to be more cytotoxic, with increased response rates but with variable effects on survival, when given in combination with leucovorin or methotrexate. Continuous-infusion fluorouracil regimens have also resulted in increased response rates in some studies, with a modest benefit in median survival. Fluorouracil is in the class of drugs called fluoropyrimidines. Several oral fluoropyrimidines are being evaluated in phase II-III trials. Recently the NDA was filed for one oral fluoropyrimidine, capecitabine, for advanced colorectal cancer. Approximately 15-20% of patients have a palliative partial response to fluoropyrimidines. Irinotecan (CPT-11) is a topoisomerase-I inhibitor with a 10% to 20% partial response rate in patients who have received no prior chemotherapy, and in patients progressing on 5-FU. CPT-11 is now considered standard palliative therapy for patients who do not respond to or progress on 5-FU.

    In May 1999, a Phase ll study of FMdC in patients with colon cancer was initiated in the United States. This study is currently in progress and is expected to be completed during the first half of 2000.

Combination Therapies

    Preclinical studies performed by the Company indicated synergistic activity of FMdC and certain other agents. The Company commenced additional focused phase Ia/Ib studies of FMdC for lung cancer during 2000 in combination with cisplatin, which could potentiate the response to FMdC.

    In February 2000, the Company commenced development of combination therapies with a phase I study to evaluate FMdC in combination with fluorouracil. Depending upon the results of this trial, the Company may consider additional trials to evaluate FMdC in combination therapy with fluorouracil for other cancers including colon cancer.

Hematologic Cancer

    Matrix is also collaborating with M.D. Anderson Cancer Center, where phase I/II investigator sponsored studies are being conducted in a variety of hematologic cancers and lymphoma. These studies commenced in November 1999.

MPI 5020 Radiopotentiator

    Radiation therapy remains a critical tool in the management of many types of solid tumors. However, radiation resistance, hypoxic tumor cells, and normal tissue sensitivity to radiation has limited the benefit of this therapy. Using its platform technologies, the Company has demonstrated in preclinical experiments that intratumoral delivery of radiopotentiating agents significantly enhances the effects of radiation in solid tumors. The Company's lead candidate in this area, MPI 5020, is a fluorouracil based product that uses the Company's aqueous protein gel technology.

    In 1997, the Company initiated a Phase I trial in chest wall metastatic disease from recurrent breast cancer at medical centers in the United States. This dose-escalation study is intended to evaluate the safety of MPI 5020 when administered in conjunction with standard radiotherapy and to compare the effect on tumor regression of tumors treated with MPI 5020 and radiotherapy to tumors treated with radiotherapy alone.

    Preliminary information from this ongoing trial was reported at the annual meeting of the American Society for Therapeutic Radiation and Oncology in October 1998 and at the Annual San Antonio (Texas) Breast Cancer Symposium in December 1998. Patients have been treated in five dose-escalation and frequency-schedule treatment regimens, and the combined use of radiation therapy and MPI 5020 has been found to be feasible and well tolerated.

    The Company has concluded the dose escalation phase of development and is currently gathering and analyzing clinical data. No further clinical work is expected on MPI 5020 during 2000. Further clinical development of the MPI 5020 program will depend on a number of factors including the ability of the Company to secure adequate funding from other pharmaceutical companies.

Preclinical Programs

    The Company has focused certain preclinical research efforts on delivery of topoisomerase inhibitors and tubulin-binding agents through Matrix's proprietary ADV technology. Topoisomerase inhibitors and tubulin-binding agents are classes of chemical compounds that have demonstrated potent anti-cancer activity in vitro and in vivo but are poorly water soluble. In order to be administered intravenously, many of these chemical compounds have been formulated with solubilizing agents that may cause serious systemic side effects. The Company believes its ADV technology may improve the therapeutic ratio (i.e., to increase a drug's local effectiveness and/or significantly reduce dose-limiting side effects which result from its systemic administration) of these and other poorly water soluble anti-cancer agents.

    Further clinical development of the ADV technology will depend on the ability of the Company to secure funding from other pharmaceutical companies.

AccuSite™ Injectable Gel

    The Company has withdrawn its new drug application for AccuSite™ Injectable Gel in the United States as it was deemed non-approvable by the FDA. In 1999, the Company withdrew all license applications to market AccuSite™ Injectable Gel in Europe.

Manufacturing and Supply

    Matrix maintains worldwide manufacturing rights to all of its products. The Company has manufactured collagen for IntraDose and MPI 5020 at facilities it operated in San Jose and Milpitas, California, and obtained other product components from contract manufacturing facilities. The Company's San Jose and Milpitas facilities were closed during 1998 as part of a restructuring of the Company's work force and consolidation of manufacturing operations in a 67,000 square foot research and manufacturing facility in San Diego, California, which the Company acquired in 1995. In March 1998, the Company entered into a sale and leaseback agreement for the San Diego facility. See Item 2, "Properties." Following extensive renovations, the San Diego facility became operational in 1998 for the non-sterile purification of collagen and aseptic processing and sterile filling of collagen gels as well as for all materials-receiving activities, labeling, packaging and shipping operations. The Company intends to use the San Diego facility to meet its near-term clinical trials and long-term commercial scale production requirements for collagen for its IntraDose products. The Company will also utilize the San Diego facility for contract manufacturing for other pharmaceutical and medical device companies in order to generate revenues and offset operating costs. The facility has passed inspection by the State of California but will require approval by the U.S. Food and Drug Administration prior to commercialization of products manufactured there. The Company has acquired supplies of FMdC sufficient for anticipated near-term pre-clinical and clinical needs. For longer-term production of FMdC, the Company plans to contract for chemical production needs and do a combination of internal and contract manufacturing for pharmaceutical production needs.

    The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances, have generally been available to Matrix on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. Matrix has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in its products.

Sales and Marketing

    The Company currently owns worldwide marketing rights for all its products under development, except for FMdC in Japan. The Company's business strategy is to market or co-market IntraDose and its other oncology product candidates, if approved, in the United States and to license its products outside the

United States to pharmaceutical partners who have substantially greater resources and experience in local markets. See "Risk Factors—We Have Limited Manufacturing and Sales and Marketing Experience."

Patents and Proprietary Rights

    The Company's policy is to aggressively seek patent protection and to enforce all of its intellectual property rights. In the United States, the Company has eleven issued patents, one allowed patent and four pending applications. In Western Europe, the Company has three issued patents and seven pending applications. The Company has four issued patents and several pending applications in Japan. Ten of the eleven patents issued in the United States relate to the Company's base technologies. The first of these three patents claims compositions consisting of collagen or fibrinogen as protein matrices, cytotoxic and antiproliferative drugs, and (optionally) a vasoconstrictive agent. This patent also covers the method of use of these compositions in treating cancerous or hyperproliferative lesions by local application; it expires in the United States in 2003 and in Europe in 2005. A second patent, which expires in the United States in 2007, includes pharmaceutical compositions consisting of a range of cytotoxic agents (including radionuclides, etc.) in combination with vasoconstrictive agents and (optionally) a variety of other tissue modifiers, formulated in aqueous pharmacologically acceptable vehicles. The method of use of these compositions in treating cancerous lesions by local application is also covered. A third patent covers certain formulations of the ADV technology for delivering water-insoluble anti-cancer drugs, and specifically covers water-immiscible fatty acid ester matrices containing cytostatic agents and their use for treating cancer via intralesional administration. Another patent application covering Intradose composition of matter claims has been allowed in the United States and is in prosecution in Europe. This patent will expire in 2015 in the United States and Europe. Two additional patents in the United States, which expire in 2015, cover certain drug-containing collagen gels, including MPI 5020, AccuSite and, potentially, other products developed by the Company. The other issued patents cover a key aspect of the Company's collagen manufacturing process, as well as other ancillary drug products.

    As part of the in-licensing agreement of FMdC, the Company has received licenses to a patent portfolio on this technology in the United States, Europe and many other countries with the exception of Japan. The first of these patent families is a composition-of-matter and method-of-use case covering FMdC (and related compounds) and their use in treating neoplastic or viral disease. The European patents in this family expire in 2009, and the last of the U.S. patents in this family expires in 2014. A second patent family covers the synthetic method by which FMdC is made; the last of these patents expire in 2013 in the United States and Europe. Another U.S. patent covers the use of combinations of FMdC and radiation (U.S. expiry 2014, ex-U.S. in prosecution) and several other synthetic process and method-of-use patents (combination chemotherapy with other cytotoxic drugs, combination antiviral therapy, etc.) are issued in Europe or in prosecution in the United States and Europe.

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

Research and Development

    The Company's sponsored research and development expenses were approximately $27,214,000, $20,186,000 and $17,743,000 in 1997, 1998, and 1999, respectively.

Employees

    As of December 31, 1999, the Company had a total of 93 full-time employees, including 21 in research and development, 26 in medical and regulatory affairs, biostatistics, and technical services, 26 in manufacturing, and 20 in other departments. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel; however, competition for such personnel is intense and there can be no assurance that the Company will be successful at attracting and retaining qualified personnel in the future. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

RISK FACTORS

We May Not Receive Regulatory Approvals of our Product Candidates, Manufacturing Processes and Production Facilities

    The preclinical and clinical testing, manufacturing, and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the Food and Drug Administration, or FDA. Among other requirements, the FDA must approve our product candidates, manufacturing processes and production facilities before we may market them in the United States. Similarly, a foreign governmental authority must typically approve the marketing of a product before that product's manufacturer can market it in a particular foreign country. We have no products approved by the FDA and we do not expect to achieve profitable operations unless our product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully. Subsequent to the approval of AccuSite by foreign authorities in certain countries in Europe all marketing applications have been withdrawn. We have had only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming and subject to unanticipated delays, and we can give no assurance that the FDA will grant us any approvals on a timely basis, or at all.

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

    We are currently conducting multiple clinical trials in the United States and certain foreign countries, including two ongoing Phase III trials. The rate of completion of our clinical trials depends upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. We experienced slower than planned accrual of patients in our ongoing Phase III trials. Delays in completing enrollment in other clinical studies may result in increased costs and delays, which could materially and adversely affect our business. Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

    Additionally, we extended enrollment in a Phase II Intradose trial beyond the original number of patients planned for that study. Although this action was taken due to the encouraging results observed to date, final study results may be different from the preliminary outcomes as more patients are entered onto the study and as patients are followed for a longer period of time.

We Have a History of Losses and Our Future Profitability is Uncertain

    We incorporated in 1985 and have experienced significant losses since that date. As of December 31, 1999, our accumulated deficit was approximately $187,967,000. We have not generated revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We can give no assurance that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

We Will Require Additional Financing

    We have expended and will continue to expend substantial funds to complete the research and development of our product candidates. We may require additional funds for these purposes through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. We can give no assurance that such additional funds will be available on acceptable terms, if at all. Our business could be materially and adversely affected if adequate funds are not available from operations or additional sources of financing. Based on our current operating plan, we anticipate that our existing capital resources will be adequate to satisfy our capital needs through at least mid-2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    In 1996, for instance, the PTO granted a composition-of-matter patent for the cytotoxic drug cisplatin in the United States licensed to a pharmaceutical company whose use patent on cisplatin as an anti-tumor agent expired in December 1996. We believe on advice of patent counsel that our IntraDose product candidate, which contains cisplatin, does not infringe this new patent. Moreover, the key claims of this new patent were found invalid by the 7th U.S. District Court in October 1999. However, if the court's decision is appealed and overturned, and if IntraDose were found to infringe that upheld patent, there can be no assurance that we would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

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

Risks Associated with Product Liability Exposure; Limited Insurance Coverage

    We face an inherent business risk of exposure to product liability claims in the event that the use of products during research or commercialization results in adverse effects. While we will continue to take appropriate precautions, we can give no assurance that we will avoid significant product liability exposure. Although we maintain product liability insurance for clinical studies and contract service activities, we can give no assurance that this coverage will be adequate or that adequate insurance coverage for future clinical or commercial activities will be available at all, or at an acceptable cost, or that a product liability claim would not materially adversely affect our business or financial condition.

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

    In addition, bovine sourced materials are of some concern because of transmission of Bovine Spongiform Encephalopathy, or BSE. We have taken all precautions to minimize the risk of contamination of our collagen with BSE, including the use of United States-sourced hides. The Committee For Proprietary Medicinal Products, a steering committee of the European Medicines Evaluation Agency, has determined that materials made from bovine skin are unlikely to result in any risk of contamination, indicating minimal risk of transmission of BSE.

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

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Although we have converted our internal systems, we cannot fully predict to what extent our business would be affected if any of our suppliers' systems and services are not Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

MANAGEMENT

Executive Officers of the Company

    Certain information about the Company's executive officers is set forth below:

Name	Age	Position
Michael D. Casey	54	Chairman, President and Chief Executive Officer
David G. Ludvigson	49	Senior Vice President, Chief Operating Officer and Chief Financial Officer
Richard D. Leavitt, M.D.	54	Senior Vice President, Medical and Regulatory Affairs
Richard E. Jones, Ph.D.	55	Vice President, Research and Development
Ronald P. Lucas	58	Vice President, Operations
Harry D. Pedersen	44	Vice President, Corporate Development

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

    Mr. Ludvigson was appointed to the position of Chief Operating Officer in November 1999 and has been Senior Vice President and Chief Financial Officer since September 1998. From February 1996 to June 1998, he was President and Chief Operating Officer and a member of the Board of Directors of NeTpower Inc., a computer workstation company. From October 1993 to February 1996 he was Vice President and Chief Financial Officer of IDEC Pharmaceuticals Corporation, a biotechnology company. Previously, from 1992 to 1993, he was Vice President, Worldwide Sales and Marketing at Conner Peripherals, Inc., a manufacturer of computer storage equipment, and from 1988 to 1992, he held a series of senior management positions with MIPS Computer Systems, Inc. ("MIPS"), including, most recently, Executive Vice President, Chief Operating Officer and Chief Financial Officer. Prior to joining MIPS, he was an officer of System Industries, Inc., a computer storage systems supplier. He held a variety of financial management positions at Unisys/Burroughs Corp. and was a senior manager at Price Waterhouse.

    Dr. Leavitt was appointed Senior Vice President, Medical and Regulatory Affairs in November 1996. From June 1993 to November 1996, he was Vice President, Clinical and Regulatory Affairs of Focal Incorporated, a biopharmaceutical company. Prior to joining Focal Incorporated, from 1991 to June 1993 he served as Director, Clinical Research at Genetics Institute. Prior to joining Genetics Institute, from 1986 to 1991 he held various management positions at Fujisawa USA, Fujisawa SmithKline Corporation, and Centocor Incorporated. Prior to joining Centocor Incorporated, he was an Assistant Professor at the University of Maryland School of Medicine and Johns Hopkins University School of Medicine.

    Dr. Jones was appointed Vice President of Research and Development in October 1991. Prior to joining Matrix, he held the position of Vice President of Pharmaceutical Development at Pharmetrix Corporation, a biotechnology company, from 1989 to 1991. From 1988 to 1989, he held the position of Vice President of Development at Liposome Technology, Inc., a biotechnology company, and from 1984 to 1988 he was at Genentech, Inc. as Director, Pharmaceutical Research & Development and Acting Director, Pharmaceutical Manufacturing in 1985 and 1986. He held various positions at Syntex Research from 1969 to 1984.

    Mr. Lucas was appointed Vice President of Operations at Matrix in March 1996. From September 1994 to February 1996, he was the Vice President of Operations at Telios Pharmaceuticals ("Telios"), a division of Integra LifeSciences. Prior to joining Telios, he was the Vice President of Operations from January 1991 to September 1994 at IVAC Corporation, a division of Eli Lilly and Company. From 1986 to 1991, he was Director of Project Management and Director of Manufacturing Operations at Hybritech, Inc., a division of Eli Lilly. He also held a number of management and technical positions at Eli Lilly's corporate headquarters in Indianapolis.

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

    In 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The original lease which had a term of two years ending July 1998 was extended through July 1999 resulting in rental income of $4,472,000 during the three-year period. In September, 1999 the Company entered into another three-year lease which will result in $2,429,000 in rental income.

    During September 1997, the Company's management suspended further development and commercialization of AccuSite after being notified that the FDA did not approve AccuSite as a treatment for genital warts. Pursuant to the restructuring plan which was established in the third quarter of 1997, the Operations group relocated to the San Diego facility from its Northern California facilities during the fourth quarter of 1997. During the first quarter of 1998, the Company terminated its lease obligation on the manufacturing facility in San Jose and negotiated termination agreements for the manufacturing and storage facilities located in Milpitas, California. Costs associated with the termination of the leases and write-off of leasehold improvements for the leased facilities have been accrued in current liabilities on the balance sheet. See "Management Discussion and Analysis—Results of Operations."

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

Item 3. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's stockholders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended December 31, 1999.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Common Stock of Matrix Pharmaceutical, Inc. trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol MATX. The Company's Common Stock began trading on January 28, 1992. The following table presents quarterly information on the high and low sale prices of the Company's Common Stock for fiscal years 1999 and 1998, as regularly quoted on the Nasdaq National Market.

Fiscal Year	High	Low
1999
1st Quarter	$2.88	$1.59
2nd Quarter	9.00	1.88
3rd Quarter	6.25	3.13
4th Quarter	9.00	4.19
1998
1st Quarter	$5.44	$3.25
2nd Quarter	5.75	3.88
3rd Quarter	4.38	1.75
4th Quarter	4.00	2.13

    As of February 29, 2000, there were approximately 374 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

						Period from Inception (February 11, 1985) to December 31, 1999
	For the Years Ended December 31,
	1995	1996	1997	1998	1999
	(In thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$—	$—	$—	$—	$—	$2,250
Costs and expenses
Research and development	20,256	24,320	27,214	20,186	17,743	154,498
In-license fee	—	—	—	4,000	—	4,000
General and administrative	8,336	11,428	14,270	6,649	5,762	59,646
Special charges	—	—	4,518	—	—	4,518

Total costs and expenses	28,592	35,748	46,002	30,835	23,505	222,662

Loss from operations	(28,592)	(35,748)	(46,002)	(30,835)	(23,505)	(220,412)
Interest income	2,179	6,534	5,561	4,491	3,091	28,411
Other income	—	659	1,819	6,791	969	10,238
Interest expense	(204)	(1,088)	(1,109)	(1,796)	(1,553)	(6,204)

Net loss	$(26,617)	$(29,643)	$(39,731)	$(21,349)	$(20,998)	$(187,967)

Basic and diluted net loss per common share	$(2.19)	$(1.48)	$(1.85)	$(0.97)	$(0.94)
Weighted average shares used in computing basic and diluted net loss per common share	12,173	20,081	21,536	22,033	22,437

	December 31,
	1995	1996	1997	1998	1999
Summary of Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$77,331	$114,584	$80,368	$66,545	$46,971
Total assets	94,419	134,950	110,429	83,731	61,195
Total long-term liabilities	12,307	11,734	22,161	19,131	16,556
Total stockholders' equity	76,355	115,511	76,653	55,872	36,756

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

    This Form 10-K may contain, in addition to historical information, forward-looking statements, including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Any such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited sales and marketing experience; limited manufacturing experience; dependence on sources of supply; rapid technological change; substantial competition; uncertainty regarding patents and proprietary rights; uncertainty of pharmaceutical pricing; and no assurance of adequate reimbursement, please see the "Risk Factors" section included in this Form 10-K as well as other factors discussed below and elsewhere in this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included on pages 36-53.

Overview

    Since the Company's inception in 1985, the primary focus of its operations has been research and development and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its current and future products. For the period from its inception (February 11, 1985) to December 31, 1999, the Company has incurred a cumulative net loss of $187,967,000.

Results of Operations

Years ended December 31, 1999 and 1998.

    The Company had no revenues for 1999 or 1998.

    Research and development expenses for 1999 decreased by 12% to $17,743,000 as compared to $20,186,000 for 1998. The decrease was due to reduced clinical trial program costs including the other solid tumor program which was completed during the fourth quarter of 1998, lower per patient costs for the Company's Intradose programs, lower depreciation, personnel costs and certain manufacturing costs at the San Diego facility. This was partially offset by higher rental expense at the San Diego facility and by the higher costs associated with the FMdC clinical trial program. The increase in the San Diego rent expense is due to lower rental income from the sublease of a portion of the facility.

    For the year ended December 31, 1999, there was no license fee expense as compared to the $4,000,000 license fee in 1998, which was an initial payment to in-license a systemic anticancer agent known as FMdC that is in the early stages of clinical development.

    General and administrative expenses for 1999 decreased by 13% to $5,762,000 compared to $6,649,000 for 1998. The decrease was due to lower personnel costs, consulting, legal and relocation expenses.

    Interest income for 1999 decreased by 31% to $3,091,000 as compared to $4,491,000 as a result of lower average cash balances during the year.

    Other income decreased to $969,000 for 1999 as compared to $6,791,000 for 1998 due primarily to the receipt of $4,000,000 from a settlement with an insurance company and $2,108,000 from the gain on sale and leaseback of the San Diego facility, both of which occurred in 1998.

    Interest expense decreased by 14% to $1,553,000 for 1999 as compared to $1,796,000 for 1998 due to the payoff of certain equipment leases and declining interest payments on equipment loans.

    As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $182,500,000 and $40,000,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $3,900,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2000 through 2004, if not utilized.

Years ended December 31, 1998 and 1997.

    The Company had no revenues for 1998 or 1997.

    Research and development expenses for 1998 decreased by 26% to $20,186,000 as compared to $27,214,000 for 1997. The decrease was primarily due to lower personnel costs, the suspension of clinical trials for AccuSite™ Injectable Gel and lower consulting expenses. The decrease was partially offset by higher depreciation expense and building rent expense in 1998 in connection with the sale and leaseback transaction for the San Diego manufacturing facility.

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

    For 1998, no special charges were recorded as compared to special charges of $4,518,000 which were recorded during the third quarter of fiscal 1997 in connection with the decision to suspend further development and commercialization of AccuSite. Management suspended the AccuSite program after the FDA notified the Company that it was not prepared to approve AccuSite as a treatment for genital warts. In September 1997, costs to conclude the clinical trials and commercial programs associated with AccuSite were accrued. The Company reduced its workforce by 63 employees, of which 46 positions related to manufacturing, resulting in severance expenses of $1,478,000. Additional expenses included the write-off of inventory related to AccuSite of $1,245,000, costs totaling $1,194,000 associated with the shut down of the Company's Northern California facilities and write-off of manufacturing equipment, the closing of clinical trials with respect to AccuSite of $414,000, and committed sales and marketing costs associated with AccuSite of $187,000. At December 31, 1998, the remaining reserve balance of $513,000 was included in current liabilities and is primarily for future cash payments related to facility lease costs.

    Interest income decreased by 20% to $4,491,000 as compared to $5,561,000 as a result of lower average cash balances during the year.

    Other income increased to $6,791,000 for 1998 as compared to $1,819,000 for 1997 due primarily to the receipt of $4,000,000 from a settlement with an insurance company, $2,108,000 from the gain on sale and leaseback of the San Diego facility and $560,000 from amortization of a five year non-compete agreement.

    Interest expense increased by 62% to $1,796,000 for 1998 as compared to $1,109,000 for 1997 due to the impact of new building and equipment financing loans of $10,000,000 in the fourth quarter of 1997 and $6,000,000 in 1998 offset by the payoff of the San Diego mortgage loan in the amount of $9,840,000 in 1998.

Liquidity and Capital Resources

    At December 31, 1999, the Company had $46,971,000 in cash, cash equivalents and marketable securities, compared to $66,545,000 at December 31, 1998. The decrease of $19,574,000 in cash, cash equivalents and short-term investments during the year ended December 31, 1999 reflects $19,271,000 of cash disbursements used to fund operating activities, payments of $1,755,000 on debt and capital lease obligations and capital purchases of $428,000. This was partially offset by cash received for the purchase of the Company's common stock in the amount of $1,743,000.

    In September 1998, the Company entered into an agreement to license a systemic anticancer agent known as FMdC for $4,000,000. The in-license fee was recorded in the third quarter of 1998.

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

    Special charges of approximately $4,518,000 were recorded during the third quarter of 1997 in connection with the decision to suspend further development and commercialization of AccuSite. See "Results of Operations". Total cash payments in 1999 for restructuring were approximately $513,000 with no amount payable at December 31, 1999.

    In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of December 31, 1999, the remaining balance of this obligation was $500,000.

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

    The Company expects to incur substantial additional costs relating to the continued clinical development of its oncology products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. The Company anticipates that its existing and committed capital resources will enable it to maintain its current and planned operations at least through mid-2001. The Company may require additional outside financing to complete the process of bringing current products to market, and there can be no assurance that such financing will be available on favorable terms, if at all.

    Capital expenditures for environmental control efforts were not material during the 1999 and 1998 fiscal years.

Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company's financial investment securities consist of certificates of deposit, commercial paper, master notes, repurchase agreements and municipal bonds. These securities all mature in 2000 and their estimated fair value approximates cost. The following table provides information about the Company's debt securities that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value 12/31/99
	(dollars in thousands)
Liabilities
Long-term Debt, including Current Portion
Fixed Rate
Imperial Bank	$1,188	$1,416	$4,868	$—	$—	$—	$7,472	$7,472
Alexandria	—	—	6,000	—	—	—	$6,000	$6,000

	$1,188	$1,416	$10,868	$—	$—	$—	$13,472	$13,472
Average Interest Rate	9.2%

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Consolidated Balance Sheets Years Ended December 31, 1998 and 1999	Page 36
Consolidated Statements of Operations Years Ended December 31, 1997, 1998 and 1999, and Period from Inception (February 11, 1985) to December 31, 1999	Page 37
Consolidated Statement of Stockholders' Equity Period from Inception (February 11, 1985) to December 31, 1999	Pages 38-40
Consolidated Statements of Cash Flows Years Ended December 31, 1997, 1998 and 1999, and Period from Inception (February 11, 1985) to December 31, 1999	Page 41
Notes to Consolidated Financial Statements	Pages 42-53
Report of Ernst & Young LLP, Independent Auditors	Page 54

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 9, 2000 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Item 1, Part 1 of this Form 10-K under the caption "Executive Officers of the Company" on pages 21 and 22. The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

Index to Consolidated Financial Statements:
Consolidated Balance Sheets Years Ended December 31, 1998 and 1999	Page 36
Consolidated Statements of Operations Years Ended December 31, 1997, 1998 and 1999, and Period from Inception (February 11, 1985) to December 31, 1999.	Page 37
Consolidated Statement of Stockholders' Equity Period from Inception (February 11, 1985) to December 31, 1999	Pages 38-40
Consolidated Statements of Cash Flows Years Ended December 31, 1997, 1998 and 1999, and Period from Inception (February 11, 1985) to December 31, 1999.	Page 41
Notes to Consolidated Financial Statements	Pages 42-53
Report of Ernst & Young LLP, Independent Auditors	Page 54

(b)  Financial Statement Schedules

    All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(c)  Reports on Form 8-K

    No Reports on Form 8-K were filed during the year ended December 31, 1999.

(d) Exhibits

Number	Exhibit
3.1	Certificate of Designation of Preferences of Preferred Shares of the Company as filed with the Delaware Secretary of State on August 25, 1994 (Incorporated by reference to Exhibit 5.3 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)
3.1b	Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 13, 1992
3.2	Amended and restated bylaws (Incorporated by reference to exhibit 3.2 filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 11, 1995).
3.3	Certificate of Designation of Preferences of Preferred Shares of the Company as filed with the Delaware Secretary of State on August 25, 1994 (Incorporated by reference to Exhibit 5.3 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)
3.4	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company filed with the Delaware Secretary of State on May 24, 1995 (Incorporated by reference to Exhibit 3.4 as filed with the Company's Form 10-Q for the quarter ended June 30, 1995.)
4.1	Amended and Restated Registration Rights Agreement between the Company and the investors listed therein dated August 26, 1994 (Incorporated by reference to Exhibit 5.2 filed with Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)
4.2	Rights Agreement between the Company and the First National Bank of Boston dated May 18, 1995 (Incorporated by reference to Exhibit No. 1 to the Company's Registration Statement on Form 8-A dated May 17, 1995).
10.1a	Series B Preferred Stock Purchase Agreement dated July 29, 1987
10.2a	Series B Preferred Stock Purchase Agreement dated June 30, 1988
10.3a	Series C Preferred Stock Purchase Agreement dated May 24, 1990
10.4a	Amendment Agreement dated May 24, 1990
10.5a	Stock Restriction Agreement between the Company and Edward E. Luck, dated July 29, 1987
10.6a	Stock Restriction Agreement between the Company and Dennis M. Brown, Ph.D. dated July 29, 1987
10.7a	Agreement to Issue Warrant dated December 17, 1988
10.8a	Series B Preferred Stock Warrant issued to Western Technology Investment dated December 30, 1988
10.9a	Series B Preferred Stock Warrant issued to USX Credit Corporation dated December 30, 1988
10.10a	Series B Preferred Stock Warrant issued to Highline Financial Services, Inc. dated December 30, 1988
10.11a	Form of Common Stock Purchase Warrant
10.12a	Voting Agreement dated May 24, 1990, as amended
10.14b	Form of Restricted Stock Purchase Agreement
10.15b	Form of Stock Purchase Agreement (Repurchase Right with Escrow)

10.16b	Form of Stock Option Agreement
10.17b	Form of Stock Pledge Agreement
10.22a	Technology Assignment Agreement between the Company and Edward E. Luck and Dennis M. Brown, Ph.D. dated July 29, 1987
10.23a*	Supply Agreement between the Company and **** dated December 22, 1988
10.25c	Form of Indemnification Agreement
10.26d	Form of Recapitalization
10.27b	Lease between the Company and Becton Dickinson Corporation, dated November 16, 1992
10.29b	Equipment Lease Agreement between the Company and General Electric Capital Corporation, dated December 17, 1992
10.30	Settlement Agreement and General Release dated February 2, 1993 (Incorporated herein by reference to Exhibit 19.1 filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1993)
10.36*	Lease between the Company and Calaveras Associates II, dated August 4, 1993 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1993)
10.38	Lease between the Company, John Arrillaga and Richard T. Peery Separate Property Trust, dated May 9, 1994 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 12, 1994)
10.39	Investment Agreement by and between the Company and the investors listed therein dated August 26, 1994 (Incorporated herein by reference to Exhibit 5.1 filed with the Company's Form 8-K as filed with the Securities and Exchange Commission on September 27, 1994)
10.40	Equipment Lease Agreement between the Company and Financing For Science International, Inc. dated September 1, 1994 (Incorporated by reference to the exhibit of the same number filed with the Securities and Exchange Commission on November 2, 1994)
10.41	Form of Stock Purchase Agreement by and between the Company and the investors listed therein dated July 14, 1995 and July 21, 1995 (Incorporated by reference to Exhibit No. 4.1 to the registration Statement on Form S-3, Registration No. 33-94854, filed with the Securities and Exchange Commission on July 21, 1995, as amended)
10.42	Termination and Repurchase Agreement between the Company and Medeva dated September 18, 1995 (Incorporated by reference to exhibit No. 10.1 to the Company's Registration Statement on Form S-3 (file No. 33-96556) as filed with the Securities and Exchange Commission on September 25, 1995)
10.43	Equipment Lease Agreement between the Company and Lease Management Services, Inc. dated August 28, 1995 (Incorporated herein by reference to exhibit No. 10.3 filed with the Company's Form 10-Q as filed with the Security and Exchange Commission on November 7, 1995)
10.44	Contract of Purchase and Sale and Joint Escrow Instructions between the Company and the Federal Deposit Insurance Corporation dated November 2, 1995 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 1, 1996)

10.45	Industrial Multi-Tenant Lease agreement dated July 15, 1996 between the Company, as landlord and Advanced Tissue Sciences, Inc., as tenant filed herewith. (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1996)
10.46*	Settlement and License Agreement effective as of May 23, 1997 by and between Collagen Corporation and the Company
10.47*	Distribution Agreement made as of August 4, 1997 by and between the Company and Altana, Inc.
10.48e	1988 Restricted Stock Plan (Amended and Restated through March 19, 1997)
10.49f	Form of Stock Issuance Agreement
10.50g	1991 Directors Stock Option Plan (Amended and Restated through March 19, 1997)
10.51h	Form of Non-Statutory Stock Option Agreement
10.52	Imperial Bank Credit Agreement date October 8, 1997 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998)
10.53	Option Acceleration Program dated January 27, 1998 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998)
10.54	Termination of Lease Agreement with Becton Dickinson (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998)
10.55	Employment Agreement between the Company and Michael D. Casey (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998)
10.56	Purchase and Sale Agreement and Joint Escrow Instructions by and between Alexandria Real Estate Equities, Inc. and Matrix Pharmaceutical, Inc. dated February 3, 1998 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 7, 1998)
10.57	Lease by and between ARE-4757 Nexus Centre, LLC and Matrix Pharmaceutical, Inc. dated March 25, 1998 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 7, 1998)
10.58	Loan and Security Agreement by and between ARE-4757 Nexus Centre, LLC, and Matrix Pharmaceutical, Inc. dated March 25, 1998 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 7, 1998)
10.59	Matrix Pharmaceutical, Inc. v. Chubb Customs Ins. Co., et al. Settlement Agreement (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 7, 1998)
10.60*	License Agreement by and between Hoechst Marion Roussel, Inc. and Matrix Pharmaceutical, Inc. dated September 22, 1998 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 7, 1998)
10.61i	Matrix Pharmaceutical, Inc. 1999 Employee Stock Purchase Plan

10.62	Amendment to the Employment Agreement between the Company and Michael D. Casey
23.1	Consent of Ernst & Young LLP, Independent Auditors
27	Financial Data Schedule

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
Incorporated by reference to Exhibit 99.8 of Registration Statement on Form S-8 (No. 333-32213).

i
Incorporated by reference to Exhibit 99.9 of Registration Statement on Form S-8 (No. 333-32213).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIX PHARMACEUTICAL, INC.
Date:	March 14, 2000	By:	/s/ MICHAEL D. CASEY Michael D. Casey President and Chief Executive Officer

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

Date:	March 14, 2000	/s/ MICHAEL D. CASEY Michael D. Casey Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:	March 14, 2000	/s/ DAVID G. LUDVIGSON David G. Ludvigson Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 14, 2000	/s/ J. STEPHAN DOLEZALEK J. Stephan Dolezalek Director

Date:	March 14, 2000	/s/ JAMES R. GLYNN James R. Glynn Director
Date:	March 14, 2000	/s/ STEPHEN B. HOWELL, M.D. Stephen B. Howell, M.D. Director
Date:	March 14, 2000	/s/ MARVIN E. JAFFE, M.D. Marvin E. Jaffe, M.D. Director
Date:	March 14, 2000	/s/ BRADLEY G. LORIMIER Bradley G. Lorimier Director
Date:	March 14, 2000	/s/ JULIUS L. PERICOLA Julius L. Pericola Director

MATRIX PHARMACEUTICAL, INC.
(a development stage company)

Consolidated Balance Sheets

	December 31,
	1998	1999
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$24,840	$16,042
Short-term investments	41,705	30,929
Short-term notes from related parties	404	—
Other current assets	2,657	1,805

Total current assets	69,606	48,776
Property and equipment, net	13,416	11,860
Long-term notes from related parties	600	455
Deposits and other assets	109	104

	$83,731	$61,195

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,276	$1,612
Accruals for special charges	513	—
Accrued compensation	1,094	1,349
Accrued clinical trial costs	1,505	1,447
Other accrued liabilities	1,983	1,698
Current portion of deferred other income	560	560
Current portion of debt and capital lease obligations	1,797	1,217

Total current liabilities	8,728	7,883
Debt and capital lease obligations, less current portion	13,676	12,356
Deferred other income	5,455	4,200

Total long-term liabilities	19,131	16,556
Stockholders' equity:
Common stock, $0.01 par value per share; 30,000,000 shares authorized, 22,154,710 shares issued and outstanding in 1998; 22,707,521 shares issued and outstanding in 1999	220	226
Additional paid-in capital	225,090	226,827
Notes receivable from shareholders	(2,282)	(2,145)
Deferred compensation	(232)	(77)
Accumulated other comprehensive income (loss)	45	(108)
Deficit accumulated during the development stage	(166,969)	(187,967)

Total stockholders' equity	55,872	36,756

	$83,731	$61,195

(See accompanying notes)

MATRIX PHARMACEUTICAL, INC.
(a development stage company)

Consolidated Statements of Operations

				Period from Inception (February 11, 1985) to December 31, 1999
	For the Years Ended December 31,
	1997	1998	1999
	(In thousands, except per share amounts)
Revenues	$—	$—	$—	$2,250
Costs and expenses
Research and development	27,214	20,186	17,743	154,498
In-license fee	—	4,000	—	4,000
General and administrative	14,270	6,649	5,762	59,646
Special charges	4,518	—	—	4,518

Total costs and expenses	46,002	30,835	23,505	222,662

Loss from operations	(46,002)	(30,835)	(23,505)	(220,412)
Interest income	5,561	4,491	3,091	28,411
Other income	1,819	6,791	969	10,238
Interest expense	(1,109)	(1,796)	(1,553)	(6,204)

Net loss	$(39,731)	$(21,349)	$(20,998)	$(187,967)

Basic and diluted net loss per common share	$(1.85)	$(0.97)	$(0.94)

Weighted average shares used in computing basic and diluted net loss per common share	21,536	22,033	22,437

(See accompanying notes)

MATRIX PHARMACEUTICAL, INC.
(a development stage company)

Consolidated Statements of Stockholders' Equity

For the period from inception (February 11, 1985) to December 31, 1999

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Notes Receivable from Share- holders	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	(In thousands)
Comprehensive loss:
Net loss from inception (February 11, 1985) to December 31, 1996	$—	$—	$—	$—	$—	$—	$(105,889)	$(105,889)
Net unrealized loss on marketable securities	—	—	—	—	—	(76)	—	(76)

Comprehensive loss								(105,965)

Issuance of 926,329 shares of common stock	—	9	1,957	—	(55)	—	—	1,911
Issuance of 3,564,000 shares of common stock at $15.00 per share, less offering costs, in an initial public offering in January 1992	—	36	48,950	—	—	—	—	48,986
Issuance of 5,250,000 shares of convertible preferred stock	53	—	5,272	—	—	—	—	5,325
Recapitalization of the Company (259,524 shares of common stock converted to 3,500,000 shares of convertible preferred stock)	35	(3)	(32)	—	—	—	—	—
Issuance of 4,571,429 shares convertible preferred stock for cash and conversion of $400,000 notes payable to stock-holders (at $1.75 per share) in May 1990, net of offering costs	45	—	7,880	—	—	—	—	7,925
Conversion of 6,343,531 shares of convertible preferred stock to common stock at the time of the initial public offering (after 1-for-2.1 reverse stock split in January 1992)	(133)	63	70	—	—	—	—	—
Issuance of 54,391 shares of common stock to employees and Consultants for cash under stock option plan (from $0.23 to $0.37 per share)	—	1	13	—	—	—	—	14
Cancellation of promissory note in exchange for the repurchase of 238,095 shares of common stock from an officer in December 1990	—	(2)	(53)	—	55	—	—	—
Deferred compensation related to grant of stock options	—	—	1,740	—	(1,740)	—	—	—
Issuance of 59,757 shares of common stock to employees, Consultants, and investors for cash under the stock option plan and for exercise of warrants (from $0.23 to $0.37 per share)	—	—	17	—	—	—	—	17
Issuance of 200,000 shares of common stock to Medeva PLC in May 1993 at $15.00 per share, less offering costs	—	2	2,833	—	—	—	—	2,835

Issuance of 40,118 shares of common stock to employees and investors for cash under the stock option plan and for exercise of warrants (from $0.23 to $9.00 per share)	—	1	176	—	—	—	—	177
Issuance of 466,667 shares of common stock to Medeva PLC in May 1994 at $15.00 per share, less offering costs	—	5	6,600	—	—	—	—	6,605
Issuance of 13,334 shares of convertible preferred stock in a private placement in August 1994 at $900 per share, less offering costs	—	—	11,790	—	—	—	—	11,790
Issuance of 10,800 shares to employees at $14.00 per share	—	—	151	—	—	—	—	151
Issuance of 1,481,982 shares of common stock for cash in a private placement in August 1995 at $12 per share, less offering costs	—	15	16,804	—	—	—	—	16,819
Issuance of 4,097,000 shares of common stock for cash in a follow-on public offering in October 1995 at $13.25 per share, less offering costs	—	41	50,908	—	—	—	—	50,949
Issuance of 3,162,500 shares of common stock for cash in a follow-on public offering in April 1996 at $22.63 per share, less offering costs	—	32	67,336	—	—	—	—	67,368
Conversion of 13,334 shares of convertible preferred stock into 1,333,400 shares of common stock	—	13	(357)	—	—	—	—	(344)
Amortization of deferred compensation	—	—	(12)	—	960	—	—	948

Balance at December 31, 1996	$—	$213	$222,043	$—	$(780)	$(76)	$(105,889)	$115,511
Comprehensive loss:
Net loss	—	—	—	—	—	—	(39,731)	(39,731)
Net unrealized gain on marketable securities	—	—	—	—	—	57	—	57

Comprehensive loss								(39,674)

Issuance of 208,862 shares of common stock to employees and investors for cash under the stock option plan (from $0.23 to $.37 per share)	—	2	74	—	—	—	—	76
Issuance of 71,582 shares to employees under employee savings and retirement plan (from $4.94 to $6.69 per share)	—	—	427	—	—	—	—	427
Issuance of 370,000 shares to officers and employees for promissory notes under Shared Investment Program ($6.25 per share)	—	4	2,309	(2,313)	—	—	—	—
Forfeitures of deferred compensation	—	—	(576)	—	576	—	—	—

Deferred compensation related to grant of certain stock options	—	—	648	—	(648)	—	—	—
Amortization of deferred compensation	—	—	—	—	313	—	—	313

Balance at December 31, 1997	$—	$219	$224,925	$(2,313)	$(539)	$(19)	$(145,620)	$76,653
Comprehensive loss:
Net loss	—	—	—	—	—	—	(21,349)	(21,349)
Net unrealized gain on marketable securities	—	—	—	—	—	64	—	64

Comprehensive loss								(21,285)

Issuance of 186,355 shares of common stock to employees and investors for cash under the stock option plan (from $0.10 to $3.94 per share)	—	1	71	—	—	—	—	72
Issuance of 81,026 shares to employees under employee savings and retirement plan (from $2.63 to $4.63 per share)	—	—	309	—	—	—	—	309
Amortization of deferred compensation	—	—	—	—	184	—	—	184
Forfeitures of deferred compensation	—	—	(123)	—	123	—	—	—
Repayment of notes receivable from shareholders	—	—	—	31	—	—	—	31
Treasury stock	—	—	(92)	—	—	—	—	(92)

Balance at December 31, 1998	$—	$220	$225,090	$(2,282)	$(232)	$45	$(166,969)	$55,872
Comprehensive loss:
Net loss	—	—	—	—	—	—	(20,998)	(20,998)
Net unrealized loss on marketable securities	—	—	—	—	—	(153)	—	(153)

Comprehensive loss								(21,151)

Issuance of 477,100 shares of common stock to employees and investors for cash under the stock option plan (from $0.10 to $3.94 per share)	—	5	1,520	—	—	—	—	1,525
Issuance of 91,710 shares to employees under employee savings and retirement plan (from $2.09 to $5.69 per share)	—	1	279	—	—	—	—	280
Amortization of deferred compensation	—	—	—	—	155	—	—	155
Repayment of notes receivable from shareholders	—	—	—	137	—	—	—	137
Treasury stock	—	—	(62)	—	—	—	—	(62)

Balance at December 31, 1999	$—	$226	$226,827	$(2,145)	$(77)	$(108)	$(187,967)	$36,756

(See accompanying notes)

MATRIX PHARMACEUTICAL, INC.
(a development stage company)

Consolidated Statements of Cash Flows

				Period from Inception (February 11, 1985) to December 31, 1999
	For the Years Ended December 31,
	1997	1998	1999
Cash flows used in operating activities:
Net loss	$(39,731)	$(21,349)	$(20,998)	$(187,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,142	2,259	1,954	9,822
Amortization of deferred compensation	313	184	155	1,612
Amortization of deferred income	—	(560)	(560)	(1,120)
Gain on sale & leaseback transaction	—	(1,882)	—	(1,882)
Repurchase of marketing rights	(250)	(500)	(500)	500
Other	72	218	92	810
Changes in assets and liabilities:
Other current assets	1,663	(1,279)	852	(1,805)
Deposits and other assets	(418)	482	5	(113)
Notes receivable from related parties	(1,350)	346	304	(700)
Accounts payable	164	(1,524)	336	1,612
Accrued compensation	(123)	172	255	1,349
Deferred other income	2,473	(177)	(195)	2,101
Restructuring costs	2,063	(1,550)	(513)	—
Accrued clinical trial costs	549	(283)	(58)	1,447
Other accrued liabilities	(936)	346	(285)	1,260

Net cash used in operating activities	(34,369)	(25,097)	(19,156)	(173,074)
Cash flows from investing activities:
Capital expenditures	(9,857)	(1,016)	(398)	(33,068)
Proceeds from sale of fixed assets	—	17,744	—	17,744
Investment in securities	(31,100)	(23,763)	(30,929)	(460,502)
Proceeds from sale of available-for-sale securities	—	—	—	221,101
Maturities of securities	65,000	42,707	41,705	208,120

Net cash flows provided by (used in) investing activities	24,043	35,672	10,378	(46,605)
Cash flows from financing activities:
Repayment of mortgage loan from sale	—	(9,840)	—	(9,840)
Payments on debt and capital lease obligations	(546)	(1,718)	(1,900)	(6,290)
Issuance of convertible promissory notes payable to stockholders	—	—	—	400
Net cash proceeds from issuance of:
Debt and capital lease financing	9,950	6,000	—	28,835
Repayment of notes receivable from shareholders	—	32	137	169
Preferred stock	—	—	—	24,679
Common stock	503	72	1,743	197,768

Net cash flows provided by (used in) financing activities	9,907	(5,454)	(20)	235,721
Net increase (decrease) in cash and cash equivalents	(419)	5,121	(8,798)	16,042
Cash and cash equivalents at the beginning of period	20,138	19,719	24,840	—

Cash and cash equivalents at the end of period	$19,719	$24,840	$16,042	$16,042

Supplemental schedule of noncash investing and financing activities:
Notes receivable from shareholders in exchange for capital stock	$2,313	$—	$—	$2,313
Financing of capital equipment	943	—	—	943
Issuance of stock upon conversion of promissory notes payable to stockholders	—	—	—	425

Supplemental disclosure of cash flow information:
Interest paid	$1,229	$1,669	$1,443	$6,087

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

    Certain amounts have been reclassified to conform with current period classification.

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

    Marketable securities available-for-sale.  All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in interest and other expense. The cost of securities sold is based on the specific identification method.

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

    Research and development.  The Company expenses research and development costs as incurred.

    Stock based compensation.  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Accordingly, compensation costs for stock options granted to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note 11 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net loss and per share data for 1997, 1998 and 1999 as if the Company had elected to recognize compensation cost based upon the fair value of options granted at grant date as prescribed by SFAS 123.

    Net loss per share.  Basic and diluted loss per share has been calculated using the weighted average common shares outstanding. Common equivalent shares from stock options and warrants are not included in the diluted loss per share calculations because their inclusion would be antidilutive.

    Segments.  The Company operates in a single operating segment and therefore no additional segment disclosures have been provided.

    Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Recent Accounting Pronouncements.  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and is not anticipated to have a significant impact on the Company's results of operations or financial condition when adopted.

2. FINANCIAL INSTRUMENTS

    The following is a summary of available-for-sale securities:

	Available-For-Sale Securities
December 31, 1999	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. government securities	$8,100	$—	$—	$8,100
Certificates of deposit	25,773	2	(46)	25,729
Commercial paper	5,200	—	—	5,200
Master notes	3,444	—	—	3,444
Repurchase agreements	2,385	—	—	2,385

	$44,902	$2	$(46)	$44,858

	Available-For-Sale Securities
December 31, 1998	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Certificates of deposit	$41,615	$98	$(8)	$41,705
Commercial paper	13,100	—	—	13,100
Master notes	8,000	—	—	8,000
Repurchase agreements	2,475	—	—	2,475

	$65,190	$98	$(8)	$65,280

    Included in cash equivalents at December 31, 1999 and 1998 are $13,929,000 and $23,575,000, respectively, of available-for-sale securities. The Company invests in repurchase agreement securities which are collateralized by U.S. government securities which have a market value of 102% of the investment. The securities are marked to market daily to ensure that the market value of the underlying assets remain sufficient. All available-for-sale securities have maturities of less than one year.

3. GAIN ON SALE AND LEASEBACK TRANSACTION

    In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with options to renew up to an additional 25 years. Matrix will pay an average of $2,108,000 in annual lease expense.

    This rental expense is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company. In 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The original lease which had a term of two years ending July 1998 was extended through July 1999 resulting in rental income of $4,472,000 during the three-year period. In September 1999, the Company entered into a three-year lease with another company which is expected to result in $2,429,000 in rental income over the three year term of the lease. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $13,798,000 and is being used to fund operating expenses and capital purchases. The total gain on the transaction is $5,769,000 of which $1,882,000 was recognized during the year ended December 31, 1998 as an immediate gain while the remaining balance has been deferred and is being recorded to income over the 13-year lease term.

4. OTHER INCOME

    Other income during 1998 of $6,791,000 includes the receipt of $4,000,000 from a settlement with an insurance company, $2,108,000 from the gain on sale and leaseback of the San Diego facility and $560,000 from amortization of the five year non-compete agreement.

5. PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and consists of the following:

December 31,	1998	1999
	(In thousands)
Leasehold improvements	$8,970	$9,010
Laboratory and operating equipment	6,177	6,404
Office and computer equipment	3,381	3,512

	18,528	18,926
Less accumulated depreciation and amortization	(5,112)	(7,066)

Net property and equipment	$13,416	$11,860

6. DEBT AND CAPITAL LEASE OBLIGATIONS

    As noted in Footnote 3, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. The loan bears interest at 11% per annum and the entire principal balance is due on March 26, 2002. The Company has the right prior to the maturity date to cause the lender to convert the loan to a lease agreement based upon the attainment of certain strategic alliances or joint ventures with a cumulative value in excess of $15,000,000 as measured by initial and milestone payments. In the event the Company meets certain milestones and chooses to exercise this option, rent shall be increased by $660,000 per year from approximately $1,920,000 as per the lease agreement. The lender also has the right to purchase the improvements in exchange for the outstanding principal balance of the loan up to $6,000,000 and to convert the loan to a lease agreement at any time during the loan period.

    In October 1997, the Company entered into a five-year equipment financing agreement for $10,000,000. The loan bears 9% interest per annum and matures in 2002.

    Assets purchased under debt (installment notes) or capital lease financing arrangements consist of building and related improvements, leasehold improvements, laboratory, operating, office and computer equipment with a cost of approximately $14,034,000 at December 31, 1998 and 1999. Accumulated depreciation of these assets totaled approximately $2,545,000 and $4,296,000 at December 31, 1998 and 1999, respectively. The weighted average interest rate for debt and capital lease obligations was 9.7% in 1998 and 1999. Future payments under capital leases, including interest of $20,000 total $122,000 as of December 31, 1999.

    Future payments under debt obligations, are as follows at December 31, 1999:

Years ending December 31,	Installment Notes
(In thousands)
2000	$1,188
2001	1,416
2002	10,868

13,472
Current portion	1,188

Amounts due after one year	$12,284

7. OPERATING LEASE COMMITMENTS

    The Company leased facilities in Fremont and San Diego in the State of California. Rent expense under all of these arrangements was approximately $1,764,000 in 1997, $2,346,000 in 1998 and $2,673,000 in 1999. Non-cancellable rental commitments under building and equipment operating leases are as follows at December 31, 1999:

Years ending December 31,	Total
(In thousands)
2000	$2,570
2001	2,589
2002	2,619
2003	2,794
2004	2,872
Thereafter	22,314

Total minimum lease payments	$35,758

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

MATRIX PHARMACEUTICAL, INC.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

8.  SPECIAL CHARGES

    Special charges of $4,518,000 were recorded during the third quarter of 1997 in connection with the decision to suspend further development and commercialization of AccuSite. No special charges were recorded in 1998. Management suspended the AccuSite program after the FDA notified the Company that it was not prepared to approve AccuSite as a treatment for genital warts. In September 1997, restructuring costs to conclude the clinical trials and commercial programs associated with AccuSite were accrued. The Company reduced its workforce by 63 employees, of which 46 positions related to manufacturing, resulting in severance expenses of $1,478,000. Additional expenses included the write-off of inventory related to AccuSite of $1,245,000, costs totaling $1,194,000 associated with the shut down of the Company's Northern California facilities and write-off of manufacturing equipment, the closing of clinical trials with respect to AccuSite of $414,000, and sales and marketing costs associated with AccuSite of $187,000. At December 31, 1999, the reserve had no remaining balance.

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

10.  STOCKHOLDERS' EQUITY

    Preferred Share Purchase Rights Plan.  On April 17, 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan under which stockholders receive one one-hundredth Series B junior participating preferred share purchase rights for each share of Matrix common stock. The rights will be distributed as a non-taxable dividend, will expire on May 28, 2005, and will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the Company's common stock. The Board of Directors designated 150,000 shares as Series B junior participating preferred stock. As of December 31, 1999, no shares were issued or outstanding.

11.  STOCK OPTION PLANS

    1991 Directors Stock Option Plan.  The Board of Directors adopted a Directors Stock Option Plan (the "Directors Plan") in 1991. Under the Directors Plan, each individual who first becomes a non-employee member of the Board of Directors is automatically granted a non-statutory option to purchase 40,000 shares of common stock which vest over a three-year period. Each non-employee director (upon re-election to the Board) will automatically receive an option to purchase 3,000 shares of common stock which vest over a one-year period. In May 1994, an additional 200,000 shares were reserved for issuance pursuant to the Directors Plan. In March 1997 the Director's Plan was amended such that all vested, unexercised options would remain outstanding for the full 10-year option term, regardless of whether the optionee continued to serve on the board. At the same time, an additional 250,000 shares were reserved for issuance under the Director's Plan. The aggregate maximum number of shares which may be issued under the automatic option grant program is 592,858 shares. At December 31, 1999, the total number of common shares reserved for issuance under director's stock options was 592,858, of which 289,301 were exercisable and 213,033 remain available for grant. In 1999, 18,000 shares were granted.

    1988 Restricted Stock Plan.  The Company's 1988 Restricted Stock Plan ("the Plan") permits the Company to (i) grant incentive options at 100 percent of fair value at the date of grant; (ii) grant non-qualified options at 85 percent of fair value or greater; and (iii) grant purchase rights authorizing the sale of common stock at 85 percent of fair value subject to stock purchase agreements. Options may become exercisable immediately or in installments over time as specified in each option agreement. Shares purchasable under immediately exercisable options and under purchase rights may be subject to repurchase by the Company in the event of termination of employment; the Company's repurchase right shall lapse in one or more installments over the purchaser's period of service. The term of the Plan is ten years. Options have a maximum term of ten years, except options granted to ten-percent stockholders which have a maximum term of five years. In May 1994, an additional 450,000 shares of common stock were reserved for issuance pursuant to the Plan. In May 1996, an additional 850,000 shares of common stock were reserved for issuance pursuant to the Plan. In June 1997, an additional 2,000,000 shares were reserved for issuance pursuant to the Plan. In March 1999, an additional 400,000 shares were reserved for issuance pursuant to the Plan. At December 31, 1999, the total number of common shares reserved for issuance under restricted stock options was 5,030,953 of which 391,677 remain available for grant.

    Shared Investment Program.  In March 1997, the Board of Directors authorized a special risk sharing arrangement designated as the Shared Investment Program ("the Program"). Under the Program, the Company's executive officers and other key managerial personnel were given the opportunity to purchase shares of Common Stock in an individually designated amount per participant determined by a Committee of the Board of Directors. A total of 370,000 shares were purchased under the Program by nine eligible employees at $6.25 per share, the fair market value of the Common Stock on June 25, 1997, for an aggregate consideration of $2,312,500. The purchase price was paid through the participant's delivery of a full-recourse promissory note payable to the Company. Each note bears interest at 6.69% compounded semi-annually and has a maximum term of nine years. The notes are secured by a pledge of the purchased shares with the Company. The Company recorded notes receivables from participants in this program originally for $2,312,500 in the equity section in the Consolidated Balance Sheet. In 1998, one employee repaid $31,250 and during 1999 two employees repaid a total of $135,864 resulting in a remaining balance of $2,145,386 at December 31, 1999.

    Activity under the 1988 Restricted Stock Plan is as follows:

	Shares Available	Stock Awards and Stock Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balances at December 31, 1996	248,256	1,871,636	$0.23 - $21.00	$7.47
Additional authorization	2,000,000	—
Shared investment program shares	(370,000)	—	$6.25 - $6.25	$6.25
Restricted stock awards	(185,000)	185,000	$0.00 - $0.00	$0.00
Grants of options	(3,030,584)	3,030,584	$3.50 - $6.69	$4.37
Exercise of options	—	(208,862)	$0.23 - $0.37	$0.36
Forfeitures	2,411,103	(2,411,103)	$3.94 - $21.00	$7.36

Balances at December 31, 1997	1,073,775	2,467,255	$0.00 - $15.00	$4.13
Grants of options	(834,750)	834,750	$2.25 - $4.94	$3.40
Exercise of options and issuance of stock awards	—	(186,355)	$0.00 - $3.94	$0.42
Forfeitures	580,811	(580,811)	$0.00 - $15.00	$4.05

Balances at December 31, 1998	819,836	2,534,839	$0.00 - $11.90	$3.88
Additional authorization	400,000	—
Grants of options	(1,111,575)	1,111,575	$0.00 - $8.50	$3.80
Exercise of options and issuance of stock awards	—	(477,100)	$0.10 - $3.94	$3.08
Forfeitures	283,416	(283,416)	$0.10 - $6.88	$3.22

Balances at December 31, 1999	391,677	2,885,898	$0.00 - $11.90	$4.05

    At December 31, 1999, options to purchase 1,356,773 shares of common stock were exercisable at a weighted average exercise price of $4.24 per share. At December 31, 1998, options to purchase 1,063,984 shares of common stock were exercisable at a weighted average exercise price of $4.50 per share. At December 31, 1997, options to purchase 350,279 shares of common stock were exercisable at a weighted average exercise price of $4.67 per share.

    Exercise prices for options outstanding as of December 31, 1999 ranged from $0.00 to $11.90 per share. The weighted average remaining contractual life of those options is 8.0 years.

    Ranges of exercise price for 1999 are as follows:

		Options Outstanding			Options Exercisable
Exercise Price Range		Stock Awards and Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Number of Exercisable Options	Weighted- Average Exercise Price
$0.00	$2.60	568,128	$1.99	8.6	73,324	$1.62
$2.61	$5.20	1,865,147	$3.82	7.6	1,158,076	$3.85
$5.21	$7.80	373,125	$6.86	9.4	53,125	$6.74
$7.81	$10.40	7,250	$8.5	9.8	—	$—
$10.41	$11.90	72,248	$11.23	4.7	72,248	$11.23

		2,885,898	$4.05	8.0	1,356,773	$4.24

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

    The Company applies APB 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net loss per share is required by SFAS 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee and director stock options under the fair value method described in that Statement. The Black-Scholes option pricing model is used to calculate the fair value of these options for 1997, 1998, and 1999 with the following assumptions: dividend yield of zero % for all three years, volatility factors of 0.57 for 1997, 0.74 for 1998 and 1.03 for 1999, risk-free interest rate of 6.2% for 1997, 6.1% for 1998 and 6.7% for 1999, assumed forfeiture rate of 10.57% for 1997 and 1998, 7.65% for 1999 and an expected life of 4.0 years for all three years.

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

SFAS 123, the Company's net loss and net loss per share for 1997, 1998, and 1999 would have been as follows:

	For the Years ended December 31,
	1997	1998	1999
	(In thousands)
Net loss—as reported	$(39,731)	$(21,349)	$(20,998)
Net loss—pro forma	$(41,006)	$(22,525)	$(22,807)
Basic and diluted net loss per share—as reported	$(1.85)	$(0.97)	$(0.94)
Basic and diluted net loss per share—pro forma	$(1.90)	$(1.02)	$(1.02)

    The weighted average fair value of options granted at fair market value during 1997, 1998, and 1999, is estimated at $2.23, $2.01 and $1.36, respectively on the date of grant. The weighted average fair value of options granted at below fair market value during 1997 and 1999 is estimated at $2.19 and $0.92 on the date of grant, respectively. No options were granted at below fair market value in 1998.

    SFAS 123 is effective for options granted by the Company commencing January 1, 1995. All options granted before January 1, 1995 have not been valued and no pro forma compensation expense has been recognized. However, any option granted before January 1, 1995 that was repriced in 1996 is treated as a new grant within 1996 and valued accordingly. In addition, as compensation expense is recognized over the vesting period of the option, the proforma effect was not fully reflected until 1999.

    1999 Employee Stock Purchase Plan.  In May 1999, the "1999 Employee Stock Purchase Plan" was approved by the shareholders with an initial 700,000 shares reserved. The Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 3,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. No shares were issued under the plan in 1999.

12. INCOME TAXES

    As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $182,500,000 and $40,000,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $3,900,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2000 through 2004, if not utilized.

    Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company does not expect the limitation to impact its ability to utilize all of its current net operating loss and credit carryforwards.

MATRIX PHARMACEUTICAL, INC.
(a development stage company)

Notes to Consolidated Financial Statements (Continued)

12. INCOME TAXES (Continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes for the years ended December 31, 1997, 1998, and 1999 are as follows:

At December 31,	1997	1998	1999
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$48,600	$57,100	$64,400
Research credits	4,900	5,900	6,200
Capitalized research expenses	6,700	8,200	6,500
Other	3,300	1,500	2,900

Total deferred tax assets	$63,500	$72,700	$80,000
Valuation allowance for deferred tax assets	(63,500)	(72,700)	(80,000)

Net deferred tax assets	$—	$—	$—

    The net valuation allowance increased by $17,800,000, $9,200,000 and $7,300,000 in 1997, 1998 and 1999, respectively.

13. RELATED PARTIES

    During the years ended December 31, 1999, 1998, and 1997, legal fees of approximately $72,000, $244,000 and $2,816,000, respectively, were paid to Brobeck, Phleger & Harrison, a law firm in which a current director of the Company previously served as a senior partner. As of December 31, 1999 and 1998, amounts owed to Brobeck, Phleger, & Harrison were $4,000 and $16,000, respectively.

    In 1997, a director of the Company received $750,000 in exchange for promissory notes secured by a deed of trust. The notes were payable in 1998 and accrued interest at 7% per annum. In 1998, the director repaid $346,000 of principal and accrued interest of $4,000. The remaining balance of $404,000 was repaid during 1999.

    During 1997, two officers received $100,000 and $500,000, respectively, in exchange for non-interest bearing promissory notes secured by deeds of trust. During 1999, one officer received $100,000 in exchange for an interest bearing promissory note secured by a deed of trust. The outstanding loans are to be forgiven over a period of three to seven years from their inception and one loan was amended in October 1999 to be forgiven in full upon receipt of marketing approval from the FDA for Intradose. The compensation charge relating to the forgiveness is being amortized on a straight-line basis over the original note terms.

14. EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company adopted a 401(k) savings and retirement plan in January 1990. The plan covers all eligible employees who are 21 years of age or older. In May 1996, the Board of Directors approved a matching contribution under the Company's 401(k) plan. Under this program the Company makes a matching contribution on behalf of each eligible employee equal to 50% of salary deferral contribution which began on January 1, 1997. At the end of each quarter, the Company issues new shares of its common stock, using the fair market value, for its matching contribution. Company matching contributions were $424,000, $295,000 and $280,000 in 1997, 1998 and 1999, respectively.

15. FMdC LICENSE AGREEEMENT

    In September 1998, the Company entered into an agreement to license a systemic anticancer agent known as FMdC for $4 million. Under the terms of the license agreement, the Company may be obligated to make additional milestone payments and royalties on product sales.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Matrix Pharmaceutical, Inc.

    We have audited the accompanying consolidated balance sheets of Matrix Pharmaceutical, Inc. (a development stage company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (February 11, 1985) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Pharmaceutical, Inc. (a development stage company) at December 31, 1998 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (February 11, 1985) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Palo Alto, California January 21, 2000

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K