Form 10-Q
period 2000-03-31
MATRIX PHARMACEUTICAL INC/DE
filed 2000-05-08
CIK 882194

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19750
                                                -------

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

                                23,039,395 shares
                              As of April 30, 2000


--------------------------------------------------------------------------------

                           MATRIX PHARMACEUTICAL, INC.
                                TABLE OF CONTENTS


                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
Item 1.         Financial Statements:

                a.       Condensed Consolidated Balance Sheets
                         as of March 31, 2000 and December 31, 1999.....................................      2

                b.       Condensed Consolidated Statements of Operations
                         for the three months ended March 31, 2000 and 1999.............................      3

                c.       Condensed Consolidated Statements of Cash Flows
                         for the three months ended March 31, 2000 and 1999.............................      4

                d.       Notes to Condensed Consolidated Financial Statements............................     5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................................     6

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............................     8


                                     PART II
                                OTHER INFORMATION


                Risk Factors.............................................................................     9

Item 4.         Submission of Matters to a Vote of Security Holders......................................    16

Item 5.         Other Information........................................................................    16

Item 6.         Exhibits and Reports on Form 8-K.........................................................    16

                Signature................................................................................    17

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              March 31,   December 31,
                                                                                 2000        1999
                                                                             -----------  ------------
                                                                             (Unaudited)      (*)
                                     ASSETS

Current assets:

     Cash and cash equivalents ............................................   $  14,896    $  16,042
     Short-term investments ...............................................      26,314       30,929
     Other current assets .................................................       2,101        1,805
                                                                              ---------    ---------
            Total current assets ..........................................      43,311       48,776

Property and equipment, net ...............................................      11,681       11,860
Long-term notes from related parties ......................................         437          455
Deposits and other assets .................................................         104          104
                                                                              ---------    ---------
            Total assets ..................................................   $  55,533    $  61,195
                                                                              =========    =========

                                  LIABILITIES

Current liabilities:
     Accounts payable .....................................................   $   1,238    $   1,612
     Accrued compensation .................................................         713        1,349
     Accrued clinical trial costs .........................................       1,103        1,447
     Other accrued liabilities ............................................       1,664        1,698
     Current portion of deferred income....................................         560          560

     Current portion of debt and capital lease obligations ................       1,352        1,217
                                                                              ---------    ---------
            Total current liabilities .....................................       6,630        7,883
Debt and capital lease obligations, less current portion ..................      12,004       12,356
Deferred other income .....................................................       4,034        4,200
                                                                              ---------    ---------
            Total long-term liabilities ...................................      16,038       16,556


                               STOCKHOLDERS' EQUITY

     Common stock..........................................................         240          226
     Additional paid-in capital............................................     227,913      226,827
     Notes receivable from shareholders ...................................      (2,114)      (2,145)
     Deferred compensation.................................................         (37)         (77)
     Accumulated other comprehensive income (loss) ........................         (14)        (108)
     Deficit accumulated during the development stage .....................    (193,123)    (187,967)
                                                                              ---------    ---------
            Total stockholders' equity ....................................      32,865       36,756
                                                                              ---------    ---------
                                                                              $  55,533    $  61,195
                                                                              =========    =========

(*) Derived from audited financial statements.


                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                                2000        1999
                                              --------    --------
                                            (Unaudited)  (Unaudited)
Revenues ..................................   $     --    $     --

Costs and expenses:
   Research and development ...............      4,291       4,100
   General & administrative ...............      1,449       1,667
                                              --------    --------
      Total costs and expenses ............      5,740       5,767
                                              --------    --------

Loss from operations ......................     (5,740)     (5,767)

Interest and other income, net ............        584         636
                                              --------    --------

Net loss ..................................   $ (5,156)   $ (5,131)
                                              ========    ========

Basic and diluted net loss per common share   $  (0.22)   $  (0.23)
                                              ========    ========

Weighted average shares used in computing
basic and diluted net loss per common share     22,920      22,235
                                              ========    ========



                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                            2000        1999
                                                                          --------    --------
                                                                        (Unaudited) (Unaudited)
Cash flows from operating activities:
        Net loss ......................................................   $ (5,156)   $ (5,131)
        Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation, amortization, and other .......................        297         859
        Changes in assets and liabilities:
          Notes receivable from related parties .......................         --         187
          Deferred other income .......................................        (26)        (26)
          Accruals for special charges ................................         --        (513)
          Accrued compensation ........................................       (636)       (464)
          Other changes in assets .....................................     (1,048)       (427)
                                                                          --------    --------
          Net cash used in operating activities .......................     (6,569)     (5,515)
Cash flows from investing activities:
        Capital expenditures ..........................................       (106)       (161)
        Issuance of convertible promissory note .......................       --        (1,000)
        Investment in available-for-sale securities ...................     (5,246)    (13,100)
        Maturities of investments .....................................      9,861      13,176
                                                                          --------    --------
          Cash flows provided by (used in) investing activities .......      4,509      (1,085)
Cash flows from financing activities:
        Payments on debt and capital lease obligations ................       (217)       (331)
        Net cash proceeds from:
          Repayment of notes receivable from shareholders .............         31          --
          Common stock ................................................      1,100         197
                                                                          --------    --------
          Cash flows provided by (used in) financing activities .......        914        (134)
Net (decrease) in cash and cash equivalents ...........................     (1,146)     (6,734)
Cash and cash equivalents at the beginning of period ..................     16,042      24,840
                                                                          --------    --------
Cash and cash equivalents at the end of period ........................   $ 14,896    $ 18,106
                                                                          ========    ========


                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     Certain items have been reclassified to conform to current period classification.

     The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2.   COMPREHENSIVE LOSS

     During the first quarter of 2000 and 1999, total comprehensive loss amounted to $5,062,000 and $5,165,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS FORM 10-Q MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE TIMING AND OUTCOME OF REGULATORY REVIEWS AND CLINICAL TRIALS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED RESULTS. FOR ADDITIONAL INFORMATION, INCLUDING RISK FACTORS, SUCH AS NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS; HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN; ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAIN ACCESS TO CAPITAL MARKETS; LIMITED MANUFACTURING AND SALES AND MARKETING EXPERIENCE; DEPENDENCE ON SOURCES OF SUPPLY; UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS; RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION; UNCERTAINTY OF PHARMACEUTICAL PRICING; NO ASSURANCE OF ADEQUATE REIMBURSEMENT; DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL; PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE; HAZARDOUS MATERIALS AND PRODUCT RISKS; VOLATILITY OF STOCK PRICE; NO DIVIDENDS; ANTI-TAKEOVER PROVISIONS AND YEAR 2000 COMPLIANCE, PLEASE SEE THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K AND IN THIS FORM 10-Q AS WELL AS OTHER FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Since the Company's inception in 1985, the primary focus of its operations has been research and development and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to March 31, 2000, the Company has incurred a cumulative net loss of approximately $193,123,000.

The Company had no revenue from Matrix products in the first quarters of 2000 and 1999.

Research and development expenses for the first quarter of 2000 increased by 5% to $4,291,000 compared to $4,100,000 for the first quarter of 1999. The increase was primarily due to increased rent and property taxes, contract services for biostatistics and manufacturing supplies and materials. Net rent and property tax increased mainly due to lower sublease rental income on a portion of the San Diego facility. These increases were partially offset by lower personnel costs, depreciation and clinical consulting expenses.

General and administrative expenses for the first quarter of 2000 decreased 13% to $1,449,000 compared to $1,667,000 for the first quarter of 1999. The decrease was primarily due to higher amortization expenses for relocation loans to certain employees that occurred in the first quarter of 1999. First quarter 2000 also reflected a decrease in the use of outside consultants and lower recruiting costs.

Interest and other income decreased by 8% to $584,000 for the first quarter of 2000 compared to $636,000 for the same period in 1999. This decrease was largely due to lower interest earned on reduced cash and investment balances partially offset by contract manufacturing revenue earned at the San Diego facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $41,210,000 in cash, cash equivalents and marketable securities, compared to $46,971,000 at December 31, 1999. The Company used $6,569,000 and $5,515,000 for operating activities for the three months ended March 31, 2000 and March 31, 1999, respectively.

The decrease of $5,761,000 in cash, cash equivalents and short-term investments during the first quarter of 2000 reflects $6,569,000 of cash disbursements used to fund operating activities, payments of $217,000 on debt and capital lease obligations, and capital purchases of $106,000. This was partially offset by cash receipts of $1,100,000 received from stock option exercises.

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

In September 1995, the Company repurchased from Medeva PLC all marketing rights related to its AccuSite product for $2,000,000, to be paid over a period of five years. As of March 31, 2000, the remaining balance of this obligation was $500,000.

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

There have been no material changes in the reported market risks since December 31, 1999.

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

When we submit an NDA, the FDA must review and interpret our analysis of the results of our clinical studies submitted as part of the NDA. Any FDA interpretation may differ from our analysis, and we can give no assurance that the FDA will accept our data or our interpretation of that data. NDAs for drug candidates that the FDA determines are intended to treat serious or life-threatening conditions and have the potential to address unmet medical needs may be given more rapid ("fast track") regulatory review, which is generally six months from submission. IntraDose Injectable Gel was granted "fast track" status in May 1999. Although this designation is expected to shorten the review period compared to NDAs that do not have "fast track" status, it does not increase or decrease the probability of FDA approval. In addition, changes in applicable law or FDA policy during the period of product development and FDA regulatory review may result in the delay or rejection of our NDA. Any failure to obtain, or delay in obtaining, FDA approvals would adversely affect our ability to market our proposed products. Moreover, even if FDA approval is granted, the approval may include significant limitations on indicated uses for which a product could be marketed.

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

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

We have conducted and plan to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of our potential products. Failure to comply with FDA regulations applicable to clinical testing can result in delay, suspension, or cancellation of this testing, or refusal by the FDA to accept the results of this testing. In addition, the FDA or we may modify or suspend clinical trials at any time if the FDA concludes that the subjects or patients participating in the trials are being exposed to unacceptable health risks. Further, we can give no assurance that human clinical testing will show any current or future product candidate to be safe and effective or provide data suitable for submission to the FDA.

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

Additionally, we extended enrollment in a Phase II Intradose trial beyond the original number of patients planned for that study. Although this action was taken due to the encouraging results observed to date, final study results may be different from the preliminary outcomes as more patients are entered into the study and as patients are followed for a longer period of time.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

We incorporated in 1985 and have experienced significant losses since that date. As of March 31, 2000, our accumulated deficit was approximately $193,123,000. We have not generated revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the

United States, and develop an effective sales and marketing organization in the United States. We can give no assurance that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

WE WILL REQUIRE ADDITIONAL FINANCING

We have expended and will continue to expend substantial funds to complete the research and development of our product candidates. We may require additional funds for these purposes and for the establishment of sales and marketing functions through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. We can give no assurance that such additional funds will be available on acceptable terms, if at all. Our business could be materially and adversely affected if adequate funds are not available from operations or additional sources of financing. Based on our current operating plan, we anticipate that our existing capital resources will be adequate to satisfy our capital needs through at least mid-2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE LIMITED MANUFACTURING AND SALES AND MARKETING EXPERIENCE

We intend to market and sell certain of our product candidates, if successfully developed and approved, through our own dedicated sales force in the United States and through pharmaceutical licensees in Europe. We can give no assurance that we will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, we can give no assurance that resources will be available to us to fund our marketing and sales expenses, many of which must be incurred before sales commence. Failure to establish a marketing and sales capability in the United States or outside the United States could materially and adversely affect our business.

Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend in part upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations. We closed our manufacturing facilities in San Jose and Milpitas, California in March 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that we acquired in 1995 to meet our anticipated long-term commercial scale production requirements. We expect that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet clinical requirements. We can give no assurance that we will be able to validate this facility in a timely manner or that this facility will be adequate for our long-term needs without delaying our ability to meet product demand or to manufacture in a cost-effective manner. We expect to continue to use selected contract manufacturers, in addition to our own manufacturing capability, for some or all of our product components. Failure to establish additional manufacturing capacity on a timely basis could materially and adversely affect our business.

WE DEPEND ON OUR SOURCES OF SUPPLY

Several of the materials used in our product candidates are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances, have generally been available to others and us in the pharmaceutical industry on commercially reasonable terms. If our manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, we would have to obtain collagen gel from another source and gain regulatory approval for that source. We can give no assurance that we would be able to locate an alternative, cost-effective and FDA approvable source of supply for collagen gel.

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

We can give no assurance that the U.S. Patent and Trademark Office, or PTO, will approve our pending patent applications, and or that any patent issued to, or licensed by us will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the PTO in proceedings instituted by others or us. In addition, we can give no assurance that our patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents with claims similar to those covered by our patents or applications, or that others' patents will not adversely affect our ability to conduct our business.

In 1996, for instance, the PTO granted a composition-of-matter patent for the cytotoxic drug cisplatin in the United States to a pharmaceutical company. This company's licensed use patent on cisplatin as an anti-tumor agent was due to expire in December 1996. We believe on advice of patent counsel that our IntraDose product candidate, which contains cisplatin, does not infringe this new composition-of-matter patent. Moreover, the 7th U.S. District Court found the key claims of this new patent invalid in October 1999. However, if the court's decision is appealed and overturned, and if IntraDose were found to infringe that upheld patent, there can be no assurance that we would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               27.1 Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                           MATRIX PHARMACEUTICAL, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.




Date: May 8, 2000                  By:   /s/ David G. Ludvigson
      -----------                        ----------------------
                                         David G. Ludvigson
                                         Senior Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer


                                         Signing on behalf of the registrant
                                         as principal financial officer