Form 10-Q
period 2000-06-30
MATRIX PHARMACEUTICAL INC/DE
filed 2000-08-02
CIK 882194

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19750

                         ------------------------------

                           MATRIX PHARMACEUTICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         ------------------------------

                  DELAWARE                                     94-2957068
(STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
                ORGANIZATION)                             IDENTIFICATION NUMBER)

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

                                25,593,558 shares
                               As of July 31, 2000


================================================================================

                           MATRIX PHARMACEUTICAL, INC.
                                TABLE OF CONTENTS

                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1.         Financial Statements:
                a.       Condensed Consolidated Balance Sheets
                         as of June 30, 2000 and December 31, 1999..............................  2

                b.       Condensed Consolidated Statements of Operations
                         for the three and six months ended June 30, 2000 and 1999..............  3

                c.       Condensed Consolidated Statements of Cash Flows
                         for the six months ended June 30, 2000 and 1999........................  4

                d.       Notes to Condensed Consolidated Financial Statements...................  5


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................  6

Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................  8

                                     PART II
                                OTHER INFORMATION

                Risk Factors....................................................................  9


Item 4.         Submission of Matters to a Vote of Security Holders............................. 16


Item 6.         Exhibits and Reports on Form 8-K................................................ 17


                Signature....................................................................... 18

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                               -------------       -------------
                                                                                (Unaudited)              (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................................    $     17,652         $     16,042
     Short-term investments ...............................................          18,321               30,929
     Other current assets .................................................           1,433                1,805
                                                                               -------------        -------------
            Total current assets ..........................................          37,406               48,776

Property and equipment, net ...............................................          11,536               11,860
Long-term notes from related parties ......................................             405                  455
Deposits and other assets .................................................             242                  104
                                                                               -------------        -------------
            Total assets ..................................................    $     49,589         $     61,195
                                                                               =============        =============
                                   LIABILITIES
Current liabilities:
     Accounts payable .....................................................    $      1,486         $      1,612
     Accrued compensation .................................................           1,135                1,349
     Accrued clinical trial costs .........................................             651                1,447
     Other accrued liabilities ............................................           1,694                1,698
     Current portion of deferred income....................................             560                  560
     Current portion of debt and capital lease obligations ................           1,392                1,217
                                                                               -------------        -------------
            Total current liabilities .....................................           6,918                7,883
Debt and capital lease obligations, less current portion ..................          11,689               12,356
Deferred other income .....................................................           3,868                4,200
                                                                               -------------        -------------
            Total long-term liabilities ...................................          15,557               16,556

                              STOCKHOLDERS' EQUITY
     Common stock..........................................................             240                  226
     Additional paid-in capital............................................         228,094              226,827
     Notes receivable from shareholders ...................................          (1,989)              (2,145)
     Deferred compensation.................................................              --                  (77)
     Accumulated other comprehensive income (loss) ........................             (34)                (108)
     Deficit accumulated during the development stage .....................        (199,197)            (187,967)
                                                                               -------------        -------------
            Total stockholders' equity ....................................          27,114               36,756
                                                                               -------------        -------------
                                                                               $     49,589         $     61,195
                                                                               =============        =============

(*) Derived from audited financial statements.

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                     2000           1999           2000           1999
                                                 ------------   ------------   ------------   ------------
Revenues ....................................... $    --        $    --        $    --        $    --

Costs and expenses:
   Research and development ....................     4,781          4,739          9,072          8,839
   General and administrative ..................     2,076          1,294          3,525          2,961
                                                 ------------   ------------   ------------   ------------
      Total costs and expenses .................     6,857          6,033         12,597         11,800
                                                 ------------   ------------   ------------   ------------

Loss from operations ...........................    (6,857)        (6,033)       (12,597)       (11,800)

Interest and other income, net .................       783            507          1,367          1,143
                                                 ------------   ------------   ------------   ------------
                                                       783            507          1,367          1,143
                                                 ------------   ------------   ------------   ------------

Net loss ....................................... $  (6,074)     $  (5,526)     $ (11,230)     $ (10,657)
                                                 ============   ============   ============   ============

Basic and diluted net loss per common share..... $   (0.26)     $   (0.25)     $   (0.49)     $   (0.48)
                                                 ============   ============   ============   ============

Weighted average shares used in computing
basic and diluted net loss per common share.....    23,039         22,348         22,979         22,291
                                                 ============   ============   ============   ============

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                              2000           1999
                                                                          (Unaudited)     (Unaudited)
                                                                         -------------   -------------
Cash flows from operating activities:
     Net loss .......................................................... $    (11,230)   $    (10,657)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
       Depreciation, amortization, and other ...........................          376             526
     Changes in assets and liabilities:
       Notes receivable from related parties ...........................           50             368
       Deferred other income ...........................................          (52)            (52)
       Accruals for special charges ....................................         --              (513)
       Accrued compensation ............................................         (214)            (85)
       Other changes in assets .........................................         (619)          1,412
                                                                         -------------   -------------
       Net cash used in operating activities ...........................      (11,689)         (9,001)
Cash flows from investing activities:
     Capital expenditures ..............................................         (255)           (296)
     Issuance of convertible promissory note ...........................         --            (1,000)
     Investment in available-for-sale securities .......................      (26,591)        (56,000)
     Maturities of investments .........................................       39,200          63,871
                                                                         -------------   -------------
       Cash flows provided by investing activities .....................       12,354           6,575
Cash flows from financing activities:
     Payments on debt and capital lease obligations ....................         (492)           (908)
     Net cash proceeds from:
       Repayment of notes receivable from shareholders .................          156             --
       Common stock ....................................................        1,281             642
                                                                         -------------   -------------
       Cash flows provided by (used in) financing activities ...........          945            (266)
Net (decrease) increase in cash and cash equivalents ...................        1,610          (2,692)
Cash and cash equivalents at the beginning of period ...................       16,042          24,840
                                                                         -------------   -------------
Cash and cash equivalents at the end of period ......................... $     17,652    $     22,148
                                                                         =============   =============

                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         Certain items have been reclassified to conform to current period classification.

         The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2.       COMPREHENSIVE LOSS

         During the second quarter of 2000 and 1999, total comprehensive loss amounted to $6,094,000 and $5,662,000, respectively. For the first six months of 2000 and 1999, total comprehensive loss amounted to $11,156,000 and $10,782,000, respectively.

3.       SUBSEQUENT EVENT

         On July 31, 2000 the Company completed the sale of 2,500,000 shares of newly issued common stock to selected institutional investors at $12.50 per share that resulted in net proceeds of approximately $29.0 million to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THIS FORM 10-Q MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE TIMING AND OUTCOME OF REGULATORY REVIEWS AND CLINICAL TRIALS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED RESULTS. FOR ADDITIONAL INFORMATION, INCLUDING RISK FACTORS, SUCH AS NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS; HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN; ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAIN ACCESS TO CAPITAL MARKETS; LIMITED MANUFACTURING AND SALES AND MARKETING EXPERIENCE; DEPENDENCE ON SOURCES OF SUPPLY; UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS; RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION; UNCERTAINTY OF PHARMACEUTICAL PRICING; NO ASSURANCE OF ADEQUATE REIMBURSEMENT; DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL; PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE; HAZARDOUS MATERIALS AND PRODUCT RISKS; VOLATILITY OF STOCK PRICE; NO DIVIDENDS; AND ANTI-TAKEOVER PROVISIONS, PLEASE SEE THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K AND IN THIS FORM 10-Q AS WELL AS OTHER FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Since the Company's inception in 1985, the primary focus of its operations has been research and development, and, to date, it has not received any revenues from the commercial sale of products. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to June 30, 2000, the Company has incurred a cumulative net loss of $199,197,000.

The Company had no revenue from Matrix products in the second quarter of 2000 and 1999 or in the first six months of 2000 and 1999.

Research and development expenses for the second quarter of 2000 increased by 1% to $4,781,000 compared to $4,739,000 for the second quarter of 1999. The increase was primarily due to higher manufacturing supply and service costs, contract services for biostatistics, and consulting expenses offset by lower clinical trial costs and reduced salaries and wages. For the first six months of 2000, research and development expenses increased by 3% to $9,072,000 compared to $8,839,000 for the same period in 1999. The increase was primarily due to increased rent and property taxes, manufacturing supplies and materials, and contract services for biostatistics. Net rent and property tax increased mainly due to lower sublease rental income on a portion of the San Diego facility. The increase in costs was offset by lower clinical trial expenses, reduced salaries and wages, and depreciation.

General and administrative expenses for the second quarter of 2000 increased 60% to $2,076,000 compared to $1,294,000 for the second quarter of 1999 due to higher market assessment and preparation expenses for IntraDose, recruiting and relocation costs, and consulting expenses. For the first six months of 2000, general and administrative expenses increased by 19% to $3,525,000 compared to $2,961,000 for the same period in 1999. The increase was due to higher market assessment and preparation expenses for IntraDose, recruiting and relocation costs, and public relations expenses. This increase was partially offset by lower salary and wage expenses.

Interest and other income increased by 54% to $783,000 for the second quarter of 2000 compared to $507,000 for the same period in 1999. This increase was largely due to contract manufacturing revenue earned at the San Diego facility, and interest earned for certain employee loans, partially offset by lower interest earned on reduced cash and investment balances. For the first six months of 2000, interest and other income increased by 20% to $1,367,000 compared to $1,143,000 primarily for the same reasons as noted for the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $35,973,000 in cash, cash equivalents and marketable securities, compared to $46,971,000 at December 31, 1999. The Company used $11,689,000 and $9,001,000 for operating activities for the six months ended June 30, 2000 and June 30, 1999, respectively.

The decrease of $10,998,000 in cash, cash equivalents and short-term investments during the first six months of 2000 reflects $11,689,000 of cash disbursements used to fund operating activities, payments of $492,000 on debt and capital lease obligations, and capital purchases of $255,000. This was partially offset by cash receipts of $1,281,000 received primarily from stock option exercises and $156,000 from employee loans.

On July 31, 2000, the Company completed the sale of 2,500,000 shares of newly issued common stock to selected institutional investors at $12.50 per share that resulted in net proceeds of approximately $29.0 million to the Company.

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

The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, pre-clinical testing and clinical trial activities, the timing and cost of obtaining regulatory approvals, the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances and the status of competitors.

The Company expects to incur substantial additional costs relating to the continued clinical development of its oncology products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. The Company anticipates that its existing and committed capital resources including the proceeds of the financing noted above which was completed on July 31, 2000 will enable it to maintain its current and planned operations at least through 2001. The Company may require additional outside financing to complete the process of bringing current products to market, and the Company cannot assure that such financing will be available on favorable terms, if at all.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the reported market risks since December 31, 1999.

PART II.  OTHER INFORMATION

                                  RISK FACTORS


THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING, AND UNCERTAIN AND MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS FOR THE COMMERCIALIZATION OF OUR PRODUCTS OR MAY NEGATIVELY IMPACT THE ONGOING MARKETING OF APPROVED PRODUCTS.

         The pre-clinical and clinical testing, manufacturing, and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the Food and Drug Administration, or FDA. Among other requirements, the FDA must approve our product candidates, manufacturing processes and production facilities before we may market our products in the United States. Similarly, a foreign governmental authority must typically approve the marketing of a product before that product's manufacturer can market it in a particular foreign country. We have only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time consuming and subject to unanticipated delays, and we can give no assurance that the FDA will grant us any approvals on a timely basis, or at all. We have no products approved by the FDA and we do not expect to achieve profitable operations unless our product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

         The process of obtaining FDA regulatory approval involves a number of steps that, taken together, may involve seven years or more from the initiation of clinical trials and require the expenditure of substantial resources. Among other requirements, this process requires that the product candidate undergo extensive pre-clinical and clinical testing to demonstrate its safety and efficacy for its intended uses. We must also file a New Drug Application, or NDA, requesting FDA approval. When a product contains more than one component that contributes to the product's effect, as do some of our current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy. Further, when we submit an NDA, the FDA must review and interpret our analysis of the results of our clinical studies submitted as part of the NDA. An FDA interpretation may differ from our analysis and we cannot assure that the FDA will accept our data or our interpretation of that data. In addition, changes in applicable law or FDA policy during the period of product development and FDA regulatory review may result in the delay or rejection of our NDA. Any failure to obtain, or delay in obtaining, FDA approvals would harm our ability to market our proposed products. Moreover, even if FDA approval is granted, the approval may include significant limitations on indicated uses for which a product could be marketed.

         In addition, prior to approval of a product, the FDA must inspect and accept the product's manufacturing facilities as being in compliance with its Good Manufacturing Practices, or GMP, regulations. We cannot assure that the FDA will accept our San Diego manufacturing facility, and failure to receive or maintain such acceptance would prevent us from successfully commercializing our products.

         Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process or after approval, may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the NDA holder. In addition, the subsequent discovery of previously unknown problems relating to a marketed product may result in restrictions on such product, manufacturer, or the NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

         The processes required by European regulatory authorities before our product candidates can be marketed in Western Europe are similar to those in the United States. We must first complete appropriate pre-clinical laboratory and animal tests as well as analytical product quality tests and then submit a clinical trial exemption or similar documentation before we can initiate human clinical trials. Upon completion of adequate and well-controlled clinical trials in humans that establish that the drug is safe and efficacious, we must obtain regulatory approval from the relevant regulatory authorities.

CLINICAL TRIALS REQUIRED BY THE FDA AND OTHER REGULATORY AGENCIES CAN BE LENGTHY, EXPENSIVE AND MAY NOT PROVIDE POSITIVE RESULTS.

         We have conducted and plan to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of our potential products. If we fail to comply with FDA regulations applicable to clinical testing it could result in delay, suspension, or cancellation of this testing, or refusal by the FDA to accept the results of this testing. In addition, the FDA or we may modify or suspend clinical trials at any time if the FDA concludes that the subjects or patients participating in the trials are being exposed to unacceptable health risks. Further, we cannot assure that human clinical testing will show any current or future product candidate to be safe and effective or provide data suitable for submission to the FDA.

         We are currently conducting multiple clinical trials in the United States and certain foreign countries. The rate of completion of our clinical trials depends upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. We experienced slower than planned accrual of patients in our two recently completed Phase III trials. Delays in completing enrollment in other clinical studies may result in increased costs and delays, which could harm our business. Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

         Additionally, we extended enrollment in a Phase II Intradose trial beyond the original number of patients planned for that study. Final study results may be different from the preliminary outcomes as more patients have been entered into the study and as patients are followed for a longer period of time.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         We incorporated in 1985 and have experienced significant losses since that date. As of June 30, 2000, our accumulated deficit was $199,197,000. Our net loss for the year ended December 31, 1999, six months ending June 30, 2000 and the three months ended June 30, 2000 was $20,998,000, $11,230,000 and $6,074,000 respectively. We have not generated revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We cannot assure that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

WE WILL REQUIRE ADDITIONAL FINANCING TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS. ADDITIONAL FINANCING MAY NOT BE READILY AVAILABLE.

         We have expended and will continue to expend substantial funds to complete the research and development of our product candidates. We may require additional funds for these purposes and for the establishment of sales and marketing functions through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. We cannot assure that such additional funds will be available on acceptable terms, if at all. Our failure to raise additional funds would require us to scale back or eliminate some or all of our research and development license programs to third parties of products or technologies that we would otherwise seek to develop ourselves. Based on our current operating plan, we believe that our existing capital resources will be adequate to satisfy our capital needs through at least 2001.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, AND IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY BE UNSUCCESSFUL IN
COMMERCIALIZING OUR PRODUCTS.

         We intend to market and sell some of our product candidates, if successfully developed and approved, through our own dedicated sales force in the United States and through pharmaceutical licensees in Europe. We cannot assure that we will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, we cannot assure that we will be able to fund our marketing and sales expenses, much of which would be incurred before sales commence. If we fail to establish a marketing and sales capability in the United States or outside the United States we will not be able to successfully commercialize our products.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NOT BE ABLE TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE.

         Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend in part upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations. We closed our manufacturing facilities in San Jose and Milpitas, California in March 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that we acquired in 1995 to meet our anticipated long-term commercial scale production requirements. We expect that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet our clinical requirements. We cannot assure that we will be able to validate this facility in a timely manner or that this facility will be adequate for our long-term needs without delaying our ability to meet product demand or to manufacture in a cost-effective manner. We expect to continue to use selected contract manufacturers, in addition to our own manufacturing capability, for some or all of our product components. If we fail to establish additional manufacturing capacity on a timely basis we will not be able to successfully commercialize our products.

OUR DEPENDENCE ON SUPPLIERS FOR MATERIALS COULD IMPAIR OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

         Several of the materials used in our product candidates are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances, have generally been available to us on commercially reasonable terms. If our manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, we would have to obtain collagen gel from another source and gain regulatory approval for that source. We cannot assure that we would be able to locate an alternative, cost-effective and FDA approvable source of supply for collagen gel.

         We have negotiated and intend to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in our products. Any interruption of supply could impair our ability to manufacture our products, complete clinical trials, or commercialize our products. In addition, the issuance in 1996 of a U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in our IntraDose Injectable Gel product, could limit our ability to commercialize this product in the United States if the newly-issued patent were upheld, if IntraDose were found to infringe that patent, and if we were unable to obtain a license under that patent.

OUR PATENTS AND PROPRIETARY RIGHTS MAY NOT KEEP US FROM INFRINGING THE RIGHTS OF OTHERS OR MAY NOT PROHIBIT POTENTIAL COMPETITORS FROM COMMERCIALIZING PRODUCTS.

         Our success depends in part on our ability to obtain patent protection for our products and to preserve our trade secrets and operate without infringing on the proprietary rights of third parties. We have not conducted an exhaustive patent search and we cannot assure that patents do not exist or could not be filed which would negatively affect our ability to market our products or maintain our competitive position with respect to our products. Additionally, our patents may not prevent others from developing competitive products using related technology. Further, other companies that obtain patents claiming products or processes useful to us may bring infringement actions against us. As a result we may be required to obtain licenses from others to develop, manufacture or market our products. We cannot assure that we will be able to obtain any such licenses on commercially reasonable terms, if at all. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. We cannot assure that these third parties will not breach these agreements, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors.

         We cannot assure that the U.S. Patent and Trademark Office, or PTO, will approve our pending patent applications, or that any patent issued to, or licensed by us will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the PTO in proceedings instituted by others or us. In addition, we cannot assure that our patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents with claims similar to those covered by our patents or applications, or that the patents of others will not adversely affect our ability to conduct our business.

         In 1996, for instance, the PTO granted a composition-of-matter patent for the cytotoxic drug cisplatin in the United States to a pharmaceutical company. This company's licensed use patent on cisplatin as an anti-tumor agent was due to expire in December 1996. We believe on advice of patent counsel that our IntraDose product candidate, which contains cisplatin, does not infringe this new composition-of-matter patent. Moreover, the 7th U.S. District Court found the key claims of this new patent invalid in October 1999. However, if the court's decision is appealed and overturned, and if IntraDose were found to infringe that upheld patent, we cannot assure that we would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

         We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognize that our patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents.

RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION MAY IMPAIR OUR BUSINESS.

         The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources than us, and represent significant competition for us. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase these competitors' financial, marketing and other resources. We cannot assure that developments by others will not render our products or technologies noncompetitive or that we will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic endpoints than products that we are developing. These competing products may be more effective and less costly than the products that we are developing. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will compete with our products.

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

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENT MAY LIMIT OUR RETURNS ON OUR PRODUCTS.

         The continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means may affect the future revenues, profitability, and availability of capital for biopharmaceutical companies. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. Specific legislation is currently being reviewed concerning the reimbursement of oncology drugs. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could negatively affect our prospects.

         Our ability to commercialize our products successfully will depend in part on the extent to which appropriate oncology-related reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations like HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit prices we can charge for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could impair our ability to sell our products and may negatively affect our business.

IF WE LOSE QUALIFIED MANAGEMENT AND SCIENTIFIC PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN SUCH PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR PRODUCTS OR WE MAY BE SIGNIFICANTLY DELAYED IN DEVELOPING OUR PRODUCTS.

         Because of the specialized nature of our business, our ability to maintain our competitive position depends on our ability to attract and retain qualified management and scientific personnel. We operate in geographical areas where competition for such critical resources is intense, time consuming and expensive. We cannot assure that we will be able to continue to attract or retain such persons.

WE MAY HAVE SIGNIFICANT PRODUCT LIABILITY EXPOSURE.

         We face an inherent business risk of exposure to product liability and other claims in the event that the use of products during research or commercialization is alleged to have resulted in adverse effects. While we will continue to take precautions, we may not avoid significant product liability exposure. Although we maintain product liability insurance for clinical studies and contract service activities, this coverage may not be adequate. We may not be able to obtain adequate insurance coverage for future clinical or commercial activities at all, or at an acceptable cost. If we are sued for any injury caused by our technology or products, our liability could exceed our assets.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL COULD BE TIME CONSUMING AND COSTLY.

         Our research and development involves the controlled use of hazardous materials, such as cytotoxic drugs, other toxic and carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. If we fail to comply with such regulations, we could be subject to, among other things, fines and criminal liability.

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

         In addition, bovine sourced materials are of some concern because of transmission of Bovine Spongiform Encephalopathy, or BSE. We have taken precautions to minimize the risk of contamination of our collagen with BSE, including the use of United States-sourced hides. The Committee For Proprietary Medicinal Products, a steering committee of the European Medicines Evaluation Agency, has determined that materials made from bovine skin are unlikely to result in any risk of contamination, indicating minimal risk of transmission of BSE.

OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM. ADDITIONALLY, WE HAVE NOT DECLARED ANY DIVIDENDS.

         The market price for our common stock has been highly volatile, and, in addition, the market for biopharmaceutical and biotechnology companies' securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

         The following factors, among others, could have significant impact on the market for our common stock:

         -  Future announcements concerning us
         -  Future announcements concerning our competitors
         -  Future announcements concerning other biopharmaceutical products
         -  Governmental regulation
         -  Developments in patent or other proprietary rights
         - Litigation or public concern as to the safety of products that we or others have developed
         -  Changes or announcements of changes in reimbursement policies
         -  Period to period fluctuations in our operating results
         -  Changes in estimates of our performance by securities analysts
         -  General market conditions

         We have not paid any cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

OUR ANTI-TAKEOVER PROVISIONS COULD DISCOURAGE POTENTIAL TAKEOVER ATTEMPTS.

         Some of the provisions of our Certificate of Incorporation and Bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.

         The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock. Some of the provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General

Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met.



                           MATRIX PHARMACEUTICAL, INC.



PART II                         OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders was held during May 2000. The following directors, all of whom served in such capacity prior to the meeting, were re-elected by the stockholders:

                                                        For            Withheld
                                                        ---            --------
               Michael D. Casey                     21,397,166          71,007
               J. Stephan Dolezalek                 21,399,716          68,457
               James R. Glynn                       21,400,716          67,457
               Stephen B. Howell                    21,400,716          67,457
               Marvin E. Jaffe, M.D.                21,400,716          67,457
               Bradley G. Lorimier                  21,399,566          68,607
               Julius L. Pericola                   21,397,716          70,457

The following additional matters were submitted to the stockholders for vote and approved:

- Approval of amendments to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 30,000,000 shares to a total of 60,000,000 shares of Common Stock: 20,588,644 shares were voted "For," 840,248 shares voted "Against" and 33,141 shares "Abstained."

- Approval of an amendment to the Company's 1988 Restricted Stock Plan to increase the maximum number of shares of Common Stock authorized for issuance under the Plan by an additional 1,100,000 shares and extend the term of the Plan through December 31, 2005. Of the total shares voting on the foregoing resolution, 9,173,334 voted in favor, 1,730,663 voted against and 62,357 abstained.

- Approval of a series of amendments to the Company's 1991 Directors Stock Option Plan (the "Directors Plan") that effected the following changes: (i) reduce the number of shares of Common Stock subject to the automatic option grant made to an individual who first joins the Company's Board of Directors as a non-employee director from 40,000 to 20,000 shares; (ii) increase the number of shares subject to the automatic option grant made to an individual upon re-election to the Company's Board of Directors as a non-employee director from 3,000 to 10,000 shares; (iii) make both the initial and re-election options immediately vested and exercisable for all the option shares upon grant and (iv) extend the term of the Directors Plan through December 31, 2005: 9,633,850 shares were voted "For," 1,247,858 shares voted "Against" and 84,646 shares "Abstained."

- Ratification of the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending December 31, 2000. Of the total shares voting on the foregoing resolution, 21,314,483 voted in favor, 129,986 voted against and 23,704 abstained.



ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

                  (a)      EXHIBITS

                           10.7  Purchase Agreement
                           27.1  Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           The Company filed a Current Report on Form 8-K on July 11, 2000 reporting under item 5, Other Events, to disclose: (1) proposals approved at the May 2000 Annual Meeting of Shareholders; (2) other developments since March 2000; and (3) certain relationships and related transactions.

                           MATRIX PHARMACEUTICAL, INC.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MATRIX PHARMACEUTICAL, INC.





Date:   August 2, 2000                      By:   /s/ David G. Ludvigson
      -----------------                           ----------------------

                                            David G. Ludvigson
                                            Chief Operating Officer,
                                            Chief Financial Officer,
                                            and Senior Vice President


                                            Signing on behalf of the registrant
                                            as principal financial officer