Form 10-Q
period 2000-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 2000-11-08
CIK 882194

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.01 par value, outstanding as of the latest practicable date.








                                25,866,976 shares
                             As of November 2, 2000

--------------------------------------------------------------------------------

                           MATRIX PHARMACEUTICAL, INC.
                                TABLE OF CONTENTS


                                     PART 1
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----

Item 1.         Financial Statements:

                a.       Condensed Consolidated Balance Sheets
                         as of September 30, 2000 and December 31, 1999.................................      3

                b.       Condensed Consolidated Statements of Operations
                         for the three and nine months ended September 30, 2000 and 1999................      4

                c.       Condensed Consolidated Statements of Cash Flows
                         for the nine months ended September 30, 2000 and 1999..........................      5

                d.       Notes to Condensed Consolidated Financial Statements............................     6


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................................     8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............................    10


                                     PART II
                                OTHER INFORMATION

                Risk Factors.............................................................................    11

Item 2.         Changes in Securities and Use of Proceeds................................................    18

Item 6.         Exhibits and Reports on Form 8-K.........................................................    18

                Signature................................................................................    19

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  September 30,       December 31,
                                                                                       2000                 1999
                                                                                ------------------  ------------------
                                                                                   (Unaudited)              (*)
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................. $       42,191      $     16,042
     Short-term investments....................................................         19,050            30,929
     Other current assets......................................................          1,953             1,805
                                                                                ------------------  ------------------
            Total current assets............................................... $       63,194            48,776


Property and equipment, net....................................................         11,365            11,860
Long-term notes from related parties............................................           389               455
Deposits and other assets......................................................            295               104
                                                                                ------------------  ------------------
            Total assets....................................................... $       75,243      $     61,195
                                                                                ==================  ==================
                                   LIABILITIES
Current liabilities:
     Accounts payable.......................................................... $        3,070     $       1,612
     Accrued compensation.......................................................         1,202             1,349
     Accrued clinical trial costs..............................................            685             1,447
     Other accrued liabilities.................................................          1,097             1,698
     Current portion of deferred income........................................            560               560
     Current portion of debt and capital lease obligations ....................          1,424             1,217
                                                                                ------------------  ------------------
            Total current liabilities..........................................          8,038             7,883
Debt and capital lease obligations, less current portion.......................         11,322            12,356
Deferred other income..........................................................          3,701             4,200
                                                                                ------------------  ------------------
            Total long-term liabilities........................................         15,023            16,556

                              STOCKHOLDERS' EQUITY
     Common stock..............................................................            280               226
     Additional paid-in capital.................................................       257,660           226,827
     Notes receivable from shareholders                                                 (1,255)           (2,145)
     Deferred compensation.....................................................              -               (77)
     Accumulated other comprehensive income (loss).............................             (7)             (108)
     Deficit accumulated during the development stage..........................       (204,496)         (187,967)
                                                                                ------------------  ------------------
            Total stockholders' equity.........................................         52,182            36,756
                                                                                ------------------  ------------------
                                                                                $       75,243      $     61,195
                                                                                ==================  ==================

(*) Derived from audited financial statements.




                             See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                            2000              1999             2000             1999
                                                       --------------   --------------    -------------    --------------

Revenues from contract services........................$      620       $        135      $    1,052       $       135

Operating costs and expenses:

   Contract Services...................................       406                 88             687                88

   Research and development............................     4,692              4,419          13,483            13,258
   General and administrative..........................     1,731              1,226           5,256             4,187
                                                       --------------   --------------    -------------    --------------
      Total costs and expenses.........................     6,829              5,733          19,426            17,533
                                                       --------------   --------------    -------------    --------------

Loss from operations...................................    (6,209)            (5,598)        (18,374)          (17,398)

Interest and other income, net.........................       910                466           1,845             1,609
                                                       --------------   --------------    -------------    --------------

Net loss...............................................$   (5,299)      $     (5,132)      $ (16,529)     $    (15,789)
                                                       ==============   ==============    =============    ==============

Basic and diluted net loss per common share............$    (0.21)      $      (0.23)      $   (0.70)     $     (0.71)
                                                       ==============   ==============    =============    ==============

Weighted average shares used in computing
basic and diluted net loss per common share ...........    24,828             22,490           23,596           22,357
                                                       ==============   ==============    =============    ==============




                                              See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands, except footnote disclosure)
                                   (Unaudited)

                                                                                             FOR THE NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                        2000                      1999
                                                                                      -------------          -------------
Cash flows from operating activities:
        Net loss................................................................... $  (16,529)              $  (15,789)
        Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation, amortization, and other....................................        956                    1,260
          Amortization of deferred income..........................................       (420)                    (420)
        Changes in assets and liabilities:
          Notes receivable from related parties....................................         66                      619
          Deferred other income....................................................        (79)                     (79)
          Accruals for special charges.............................................          -                     (513)
          Accrued compensation.....................................................       (147)                      23
          Other changes in assets and liabilities..................................       (144)                     690
                                                                                      -------------          -------------
          Net cash used in operating activities....................................    (16,297)                 (14,209)
Cash flows from investing activities:
        Capital expenditures.......................................................       (384)                    (313)
        Investment in available-for-sale securities................................    (68,021)                 (71,973)
        Maturities of investments..................................................     79,900                   77,277
                                                                                      -------------          -------------
          Net cash flows provided by investing activities..........................     11,495                    4,991
Cash flows from financing activities:
        Payments on debt and capital lease obligations.............................       (827)                  (1,275)
          Net cash proceeds from capital stock.....................................     30,888                    1,020
          Payments received on notes receivable from shareholders..................        890                       74
                                                                                      -------------          -------------
          Net cash flows provided by (used in) financing activities................     30,951                     (181)
Net increase (decrease) in cash and cash equivalents...............................     26,149                   (9,399)
Cash and cash equivalents at the beginning of period...............................     16,042                   24,840
                                                                                     ===============         =============
Cash and cash equivalents at the end of period..................................... $   42,191               $   15,441
                                                                                     ===============         =============







                                              See accompanying notes

                           MATRIX PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.        BASIS OF PRESENTATION

                    The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                    Certain items have been reclassified to conform to current period classification.

                    The condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2.        COMPREHENSIVE LOSS

                    During the third quarter of 2000 and 1999, total comprehensive loss amounted to $5,272,000 and $5,139,000, respectively. For the first nine months of 2000 and 1999, total comprehensive loss amounted to $16,428,000 and $15,966,000, respectively.

3.        REVENUE RECOGNITION

                    The Company recognizes all contract services revenue when products meeting customers' specifications are shipped to customers.

4.        NEW ACCOUNTING STANDARDS

                    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the

          Company holds no derivative financial instruments and does not currently engage in hedging activities.

                    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on the Company's results of operations.

                    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The adoption of this Interpretation had no impact on the Company's results of operations.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          Since the Company's inception in 1985, the primary focus of its operations has been research and development. The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to September 30, 2000, the Company has incurred a cumulative net loss of approximately $204,496,000.

REVENUE

          Revenues for the third quarter of 2000 increased to $620,000 compared to $135,000 for the third quarter of 1999. For the nine months ended September 30, 2000, revenues were $1,052,000 compared to $135,000 for the same period of 1999. Development of the Matrix Contract Services, MCS, division in San Diego, which resulted in an increased customer base, was the cause for both period-over-period increases in revenue.

OPERATING COSTS AND EXPENSES

          Contract services operating costs for the third quarter of 2000 increased to $406,000 compared to $88,000 for the third quarter of 1999. For the nine months ended September 30, 2000, contract services costs were $687,000 compared to $88,000 for the same period of 1999. Higher spending to support the growth in the contract services business was the cause for both period-over-period increases in operating costs.

          Research and development expenses for the third quarter of 2000 increased by 6% to $4,692,000 compared to $4,419,000 for the third quarter of 1999. The increase was primarily due to increased quarter-over-quarter contracting and consulting expenses in support of the New Drug Application, NDA, as well as higher utility costs at the San Diego facility. This was partially offset by increased sublease rental income on a portion of the San Diego facility. For the first nine months ended September 30, 2000, research and development expenses increased by 2% to $13,483,000 compared to $13,258,000 for the same period in 1999. The increase was primarily due to higher period-over-period contracting and consulting expenses in support of the NDA offset by lower clinical trial expenses, reduced salaries and wages, and depreciation.

          General and administrative expenses for the third quarter of 2000 increased 41% to $1,731,000 compared to $1,226,000 for the third quarter of 1999. This increase was primarily due to higher market preparation expenses for IntraDose-Registered Trademark- as well as increased contracting and consulting expenses. For the first nine months of 2000, general and administrative expenses increased by 26% to $5,256,000 compared to $4,187,000 for the same period in 1999. The increase was primarily due to the same reasons as noted for the third quarter of 2000.

INTEREST AND OTHER INCOME, NET

          Interest and other income (net) for the third quarter of 2000 increased to $910,000 compared to $466,000 for the third quarter of 1999. Higher interest earned on cash and investment balances was the cause for the period-over-period increase. For the nine months ended September 30, 2000, interest and other income (net) were $1,845,000 compared to $1,609,000 for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2000, the Company had $61,241,000 in cash, cash equivalents and short-term investments, compared to $46,971,000 at December 31, 1999. The Company used $16,297,000 and $14,209,000 for operating activities for the nine months ended September 30, 2000 and September 30, 1999, respectively.

          The increase of $14,270,000 in cash, cash equivalents and short-term investments during the first nine months of 2000 reflects the July 2000 sale of 2,500,000 shares of newly issued common stock that resulted in net proceeds of approximately $29,000,000 to the Company. Additionally, cash receipts of $2,778,000, related to stock option exercises and payments on notes receivable from shareholders, were received over the nine-month period ending September 30, 2000. This was partially offset by the use of $16,297,000 to fund operating activities, payments of $827,000 on debt and capital lease obligations and capital purchases of $384,000.

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

          The processes required by European regulatory authorities before our product candidates can be marketed in Western Europe are similar to those in the United States. We must first complete appropriate pre-clinical laboratory and animal tests as well as analytical product quality tests and then submit a clinical trial exemption or similar documentation before we can initiate human clinical trials. Upon completion of adequate and well-controlled clinical trials in humans that establish that the drug is safe and efficacious, we must obtain regulatory approval to market the drug product from the relevant regulatory authorities.

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

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

          We incorporated in 1985 and have experienced significant losses since that date. As of September 30, 2000, our accumulated deficit was $204,495,000. Our net loss for the year ended December 31, 1999, nine months ending September 30, 2000 and the three months ended September 30, 2000 was $20,998,000, $16,529,000 and $5,299,000 respectively. We have generated limited revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We cannot assure that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

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

          In 1996, for instance, the PTO granted a composition-of-matter patent for the cytotoxic drug cisplatin in the United States, which patent was exclusively licensed to another pharmaceutical company. An earlier patent covering the use of cisplatin in treating cancer was also licensed to this company, but expired in December 1996. We believe on advice of patent counsel that our IntraDose product candidate, which contains cisplatin, does not infringe this new composition-of-matter patent. Moreover, the 7th U.S. District Court found the key claims of this new patent invalid in October 1999. This ruling is currently being appealed. If the court's decision is appealed and overturned, and if IntraDose were found to infringe that upheld patent, we cannot assure that we would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

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

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENT MAY LIMIT OUR RETURNS ON OUR PRODUCTS.

          The continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means may affect the future revenues, profitability, and availability of capital for biopharmaceutical companies. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. Specific legislation is currently being reviewed concerning the reimbursement of oncology drugs. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could negatively affect our prospects.

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

          In addition, bovine sourced materials are of some concern because of potential transmission of Bovine Spongiform Encephalopathy, or BSE. We have taken precautions to minimize the risk of contamination of our collagen with BSE causing agents, including the use of United States-sourced hides. The Committee For Proprietary Medicinal Products, a steering committee of the European Medicines Evaluation Agency, has determined that materials made from bovine skin are unlikely to result in any risk of contamination, indicating minimal risk of transmission of BSE.

OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM. ADDITIONALLY, WE HAVE NOT DECLARED ANY DIVIDENDS.

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

          The following factors, among others, could have significant impact on the market for our common stock:

          -         Future announcements concerning us,
          -         Future announcements concerning our competitors,
          - Future announcements concerning other biopharmaceutical products,
          -         Governmental regulation,
          -         Developments in patent or other proprietary rights,
          - Litigation or public concern as to the safety of products that we or others have developed,
          - Changes or announcements of changes in reimbursement policies,
          -         Period to period fluctuations in our operating results,
          - Changes in estimates of our performance by securities analysts, and
          -         General market conditions.

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

                           MATRIX PHARMACEUTICAL, INC.



PART II                             OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 31, 2000 the Company completed the sale of 2,500,000 shares of newly issued common stock to selected institutional investors at $12.50 per share that resulted in net proceeds of approximately $29,000,000 to the Company. Banc of America LLC acted as placement agent and received 6% of gross proceeds of the offering for its services. The Company issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933. A registration statement on Form S-3 registering the shares of common stock was filed with the SEC and became effective in July of 2000.

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

                          MATRIX PHARMACEUTICAL, INC.




Date:  November 8, 2000                 By:/s/ Jeffrey H. Cooper
     -------------------                   ---------------------
                                        Jeffrey H. Cooper
                                        Vice President, Finance

                                        Signing on behalf of the registrant
                                        as principal financial officer