Form 10-K
period 2000-12-31
MATRIX PHARMACEUTICAL INC/DE
filed 2001-03-14
CIK 882194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
              None                                       ON WHICH REGISTERED
                                                                None

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

The aggregate market value of voting stock, $.01 par value, held by non-affiliates of the registrant as of February 28, 2001: $293,818,543.

Number of shares of Common Stock, $.01 par value, outstanding as of February 28, 2001: 26,083,219.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on May 8, 2001.

                                     PART I


ITEM 1. BUSINESS

     THIS FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE COMPANY'S PLANS REGARDING THE POSSIBLE COMMERCIAL LAUNCH OF INTRADOSE, TIMING AND OUTCOME OF REGULATORY REVIEWS, ADDITIONAL PHASE II TRIALS FOR HEAD AND NECK CANCER AND LIVER CANCER AND COMPLETION OF THE PHASE II STUDY OF TEZACITABINE FOR COLON CANCER. ADDITIONAL FACTORS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "RISK FACTORS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-K. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

     Matrix(R) Pharmaceutical, Inc. ("Matrix" or "the Company") was incorporated in California in February 1985 and reincorporated in Delaware in January 1992. Matrix develops and manufactures novel drug product candidates for cancer based on its internal research and development capabilities and through in-licensing of product candidates from research institutions or other pharmaceutical companies. The Company's contract manufacturing operation, Matrix Contract Services, specializes in contract aseptic manufacturing for clinical and commercial supply.

     The Company is a leader in the formulation and development of novel pharmaceutical product candidates that are designed to improve the delivery of cancer drugs for more effective treatment of solid tumors. The Company has developed an aqueous-based protein gel system for delivery of water-soluble chemotherapeutic agents and non-aqueous semi-solid systems for delivery of chemotherapeutic agents that are poorly water-soluble. The aqueous-based delivery system is a biodegradable collagen gel that is injected directly into tumors. Two product candidates that utilize the Company's aqueous-based protein gel systems have been, or are being, evaluated in human clinical trials. These are IntraDose(R) (cisplatin/epinephrine) Injectable Gel and MPI 5020 Radiopotentiator. For IntraDose, the system incorporates cisplatin, the well-established anti-cancer drug, and epinephrine, a blood vessel constrictor. MPI 5020 incorporates fluorouracil (5-FU), another established anti-cancer drug. The Company believes that this delivery system offers three distinct benefits. First, there are fewer of the debilitating side effects commonly associated with systemically administered chemotherapy. Second, drug concentration inside the tumor is much higher than is possible with traditional systemic chemotherapy. Third, the drug is retained at the injection site for sustained periods, which increases exposure of cancer cells to drug.

     In addition to developing product candidates based on its technology, the Company also in-licenses product candidates for development, utilizing its expertise to identify and implement appropriate development strategies for in-licensed compounds. In-licensed in 1998, tezacitabine (FMdC) is an intravenously-administered therapeutic being developed for colorectal, hematologic and other cancers.

MATRIX TECHNOLOGY

     AQUEOUS-BASED PROTEIN DELIVERY SYSTEMS. IntraDose and MPI 5020 Radiopotentiator are based on the Company's injectable gel technology, in which a chemotherapeutic drug and, in IntraDose, a vasoconstrictor, are incorporated into a bio-compatible and bio-degradable protein matrix to create an injectable gel. This gel enables targeted delivery of anti-cancer drugs by direct injection into solid tumors. The Matrix delivery system localizes the release of drug, maintaining high drug concentrations at the tumor site and increasing the duration of exposure of the targeted tissue to the therapeutic agent. The activity of IntraDose is further enhanced by the addition of epinephrine, a vasoconstrictor that reduces local blood flow and acts as a "chemical tourniquet" to further hold the drug at the site of the disease.

     The Company believes that its technology may allow the development of new products from established drugs or newer agents that may be available from other companies or institutions. Whether the chosen drugs or compounds are "off-patent" or are in-licensed from third parties when they are incorporated into the Company's proprietary drug delivery system, the resulting products would be proprietary to the Company. The Company, therefore, expects to be competitive in the marketplace and have a proprietary position in such products for the length of the patents on its technology and resulting products.

     Cisplatin and fluorouracil, off-patent drugs, are widely used as systemic agents to treat solid tumors. These chemotherapeutic drugs exert a cytotoxic effect on dividing cells at various stages during their growth and multiplication. Cells that undergo rapid and unregulated cell division are more susceptible than normal cells to the effects of cytotoxic drugs. Unfortunately, normal cells (E.G., bone marrow and gastrointestinal mucosa cells) rapidly divide and are also sensitive to the cytotoxic drugs. This toxicity to normal tissue limits the maximum dosing permitted with systemically administered chemotherapeutic drugs and often results in a tolerated dose that is substantially lower than the dose necessary to kill all diseased tissue. Sub-optimal dosing contributes to the emergence of drug resistance among remaining cancer cells, complicating further drug therapy.

     The Company believes that the principal advantages of its aqueous-based protein gel technology include:

     - SUSTAINED HIGH CONCENTRATIONS OF DRUG AT THE TARGET SITE. Maintaining high, local drug concentrations in the target tissue increases the exposure of diseased tissue to the drug.

     - LOWERED SYSTEMIC TOXICITY. Concentrating the drug at the disease site and limiting the drug exposure of normal tissues reduces overall systemic toxicity, compared to systemic chemotherapy.

     - SITE-SPECIFIC APPLICATION. Any accessible lesion or solid tumor, which can be seen, palpated, visualized with established imaging techniques, or accessed directly or by means of surgery or minimally invasive techniques can potentially be treated.

     - APPLICABILITY TO A BROAD RANGE OF THERAPEUTIC COMPOUNDS. Many conventional drugs and novel biopharmaceuticals can be delivered using the aqueous-based protein gel technology. This may allow the Company to utilize new or approved drugs and other biological agents available from other companies or institutions, thus reducing the risk, cost and time involved in drug discovery.

PRODUCTS IN CLINICAL DEVELOPMENT

     The following table summarizes the Company's products in clinical development, the primary indications for each product and the current development status. The Company has worldwide commercial rights to all product candidates except tezacitabine for which the Company has licensed worldwide rights except for Japan.



PRODUCT / INDICATION                                                DEVELOPMENT
                                                                    STATUS (1)
INTRADOSE(R) (INTRATUMORAL INJECTION)
Head & Neck Cancer (2)                                          In FDA Registration
                                                                  (Completed two
                                                                Phase III Studies)

Combination with paclitaxel and carboplatin                          Phase II

Other Solid Tumors (3)                                        Completed Phase II/III

Liver Cancer - Primary Hepatocellular Cancer (HCC)                   Phase II

Liver Cancer - Metastatic Colorectal Cancer                           Phase II

TEZACITABINE (FMDC) INTRAVENOUS

Dose schedule studies                                                 Phase I

Non-Small Cell Lung Cancer                                      Completed Phase II

Colorectal Cancer                                                    Phase II

Hematologic Cancer (4)                                                Phase I

Combination with Cisplatin                                          Phase I/II

Combination with 5-FU                                               Phase I/II

MPI 5020 RADIOPOTENTIATOR (INTRATUMORAL INJECTION)

Recurrent breast cancer (Chest Wall Metastases)                  Completed Phase I

(1) The Company's product candidates are generally developed in the following stages: pre-clinical studies (preparing to file an Investigational New Drug ("IND") Application in the United States or a Clinical Trial Exemption ("CTX") in foreign countries); clinical trials (which may include Phases I, II, III and IV and variants or combinations of the foregoing); submission for market registration of a New Drug Application ("NDA") or Market Authorization Application ("MAA"), and clearance for marketing. See "-- Government Regulation."

(2) Enrollment for the two Phase III Head & Neck Cancer trials was completed in January 2000. An NDA was submitted to the FDA in January 2001 and accepted for filing in March 2001.

(3) Other solid tumors include chest wall metastases from primary breast cancer, malignant melanomas and tumors of the esophagus.

(4)  Investigator sponsored IND study.

INTRADOSE INJECTABLE GEL

     Matrix is developing IntraDose Injectable Gel for head and neck cancer and a variety of other solid tumors. Ninety percent of cancer patients suffer from solid tumors (i.e., carcinomas and sarcomas). At the time of diagnosis, approximately 70% of these patients have local or regionally advanced disease with no evidence of metastatic disease. Conventional cancer therapies include surgery, radiation and systemic drug therapy. Despite continued advances in these treatments, they are limited by negative side effects (such as loss of normal body functions, weakness, loss of appetite and nausea) that are the result of killing, altering or removing normal cells and tissues. Therefore, quality of life factors, such as pain management and control of other tumor-related symptoms, remain important, as does the potential to slow disease progression and possibly prolong survival.

     The Company's IntraDose product candidate represents a new approach to the treatment of solid tumors. IntraDose is designed for direct injection into solid tumors, including primary, metastatic and recurrent tumors. Imaging techniques, such as endoscopy, ultrasound, computerized tomography ("CT scan") and magnetic resonance imaging ("MRI scan") have substantially increased the number of solid tumors diagnosed, which are potentially treatable by the Company's products. The Company believes IntraDose may be effective when used as a single agent, as well as when used in combination with conventional treatment modalities. In addition, treatments with IntraDose may be given in any out-patient setting that is equipped to administer cytotoxic drugs, offering the potential for cost-effective treatment without in-patient hospitalization for surgery or prolonged chemotherapy.

HEAD AND NECK CANCER

     The Company completed two randomized placebo-controlled Phase III clinical trials for head and neck cancer during 2000. Head and neck cancer tumors were recurrent or metastatic. The Company believes that these cancers are well-suited to a direct injection with the Company's IntraDose product as they are visible, palpable or easily accessible with an endoscope. The Company submitted an NDA to the U.S. Food and Drug Administration ("FDA") in January 2001, which was accepted for filing in March 2001, and plans to utilize data from its trials in head and neck cancer to support its request for approval for IntraDose in the United States and Western Europe.

     HEAD AND NECK CANCER MARKET. The 1998 prevalence of head and neck cancer in the United States was estimated by Decision Resources, Inc. at 164,000 patients. In addition, based on data from the American Cancer Society (ACS) and The International Agency for Research on Cancer (IARC), a unit of the World Health Organization, the Company estimates that approximately 40,000 new cases of head and neck cancer were diagnosed in the United States in 2000 and 71,000 new cases were diagnosed in the European Union in that same period. The incidence (number of new cases per year) is highest in populations with high rates of cigarette smoking and consumption of alcoholic beverages. Cancers of the head and neck are predominately squamous cell carcinomas. Of these, approximately 60% to 70% are diagnosed as later stage disease that has spread beyond the site of origin, and 30% to 40% are diagnosed as early stage disease that is localized. Cancers of the head and neck are often difficult to treat with conventional surgery and radiotherapy techniques. Tumor location can make surgical resection difficult or impossible due to proximity to vital body structures and/or cosmetic or functional considerations, while radiotherapy often damages surrounding healthy tissues. The use of systemic chemotherapy in the management of head and neck cancers has been limited by the difficulty of achieving adequate and lasting tumor responses without incurring unacceptable side effects. This has led to a continuing investigation of new chemotherapeutics and combinations of chemotherapy, radiation, and surgery. Recurrence rates following initial treatment with systemic chemotherapy, radiation and/or surgery have been generally 50% or higher, and patients quickly reach their limit of surgery and radiation therapy, and/or develop resistance to systemic chemotherapy.

     A standard course of systemic chemotherapy for patients with head and neck cancer may sometimes require hospitalization with daily intravenous infusion of chemotherapy agents. Patients who receive chemotherapy may also require ancillary supportive treatments, such as intravenous fluids, nutritional support, anti-emetics or growth factor support to control the toxic side effects of the chemotherapy. Clinical results suggest that patients receiving IntraDose are much less likely to require such supportive care.

     In June 1995, the Company announced initiation of two Phase III trials for patients with head and neck cancer. The randomized double-blind, placebo-controlled Phase III head and neck cancer trials were designed to enroll approximately 180 evaluable patients, 90 patients in North America and 90 patients outside of North America. Patients enrolled in these Phase III trials had advanced recurrent or metastatic disease. The study endpoints were objective tumor response (I.E., durable tumor reduction of at least 50% for 28 days or more) and achievement of pre-selected treatment goals, such as prevention of obstruction of vital structures, pain control, wound care, improvement in ability to hear, see and smell, prevention of tumors breaking through the skin and other palliative patient benefits.

     One tumor was identified by the physician before the start of treatment as most troublesome, that is, the tumor that was most clinically threatening or symptomatic. Many patients received treatment to more than one tumor.

     Enrollment in these two studies was completed in January 2000 and initial treatment and follow-up was completed in March 2000. All available data through March 22, 2000 were analyzed. Any patients remaining on study at that time were followed until they withdrew or they discontinued the study. Results of these studies were released at the American Society of Clinical Oncology (ASCO) in May 2000.

COMBINED STUDY RESULTS. In the combined Phase III data, 29% of patients treated with IntraDose achieved an objective tumor response of their most symptomatic or clinically threatening tumor versus 2% for patients treated with the placebo, a statistically significant result (p < 0.001). Approximately twice as many patients achieved complete responses (19%) as partial responses (10%). Patient benefit, defined as durable attainment of a single pre-selected goal, was attained in 27% of the IntraDose-treated patients versus 12% of the placebo-treated patients; the difference was statistically significant (p = 0.046). The association of objective tumor response with patient benefit was statistically significant (p = 0.006); 47% of patients with a tumor response achieved their predetermined benefit goal, compared to only 15% of non-responders. These measurements of patient benefit are based only on the primary pre-selected goal and do not reflect additional benefits that patients may have received from treatment.

     Side effects of IntraDose therapy were generally limited to injection site reactions, the most common of which was pain. The systemic side effects normally associated with systemic cisplatin therapy were infrequent and easily managed. In consultation with the FDA, study entry criteria were revised in 1997 to exclude patients with neck tumors close to the carotid artery, who are susceptible to cerebrovascular events including strokes and other serious adverse events. During the early stages of the trials, 4 patients in the reported data set experienced cerebrovascular side effects; none occurred after the protocols were modified to exclude patients with tumors invading or in close proximity to the carotid artery.

DURATION OF PATIENT RESPONSES

Response duration in the combined pivotal studies ranges from 30 days to 554 days with a median duration of 78 days. The majority of the patients continued to respond at their last study visit, so the estimated median response duration may be understated. Duration of response was measured from the first day the response was observed until the earliest of (1) the progression of the most troublesome tumor, (2) receipt by the patient of an intervening therapy, or (3) discontinuation of the study by the patient, which sometimes occurred because of progressive disease at site(s) not treated with IntraDose.

RESULTS FROM PLACEBO PATIENTS LATER TREATED WITH INTRADOSE

Patients who were initially randomized in the Phase III trials to receive placebo and later received IntraDose because their disease was progressing, responded to IntraDose at the same rate as those initially randomized to receive IntraDose. Response rates for these two groups of patients are:


----------------------------------------------------------------------------------------------
                                         Patients Receiving        Patients Crossed Over to
                                          IntraDose During            IntraDose Therapy
                                        Randomized Portion of         Following Placebo
                                          Studies (n=119)             Treatment (n=41)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
     Tumor Response (Rate)                     35 (29%)                  11 (27%)
----------------------------------------------------------------------------------------------
     Complete Responses                        23 (19%)                   7 (17%)
----------------------------------------------------------------------------------------------
     Partial Response                          12 (10%)                   4 (10%)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
     Achieved Clinical Benefit
     (expressed as attainment of a             32 (27%)                  11 (27%)
     single pre-selected patient or
     investigator goal)
----------------------------------------------------------------------------------------------

COMPARISON OF PATIENTS WITH OR WITHOUT PRIOR PLATINUM TREATMENT

Objective response rates for patients treated with IntraDose were not lower in patients who had received prior systemic intravenous cisplatin or carboplatin treatment. Patients treated with IntraDose who had received prior treatment with systemic platinum-based chemotherapy had an objective tumor response rate of 29%, while patients treated with IntraDose who had not received prior platinum therapy had an objective tumor response rate of 30%. These results are consistent with pre-clinical studies suggesting that IntraDose may have additional mechanisms of action beyond that of systemically administered cisplatin. Such mechanisms may make IntraDose effective in patients who were not responsive to platinum therapy or who may have developed platinum-resistance through previous therapy.

INDIVIDUAL STUDY RESULTS

     In the Phase III trial, conducted in North America with 86 patients, the objective tumor response rate was 34% for IntraDose-treated patients versus 0% for placebo-treated patients; the difference was statistically significant (p = 0.001). The pre-selected patient benefit was attained in 34% of the IntraDose-treated patients versus 17% of the placebo-treated patients (p = 0.18).

     In the Phase III trial, conducted outside of North America with 92 patients, the objective tumor response rate was 25% for IntraDose-treated patients versus 3% for placebo-treated patients; the difference was statistically significant (p = 0.007). The pre-selected patient benefit was attained in 19% of the IntraDose-treated patients versus 9% of the placebo-treated patients (p = 0.24).

ADDITIONAL COMBINATION DRUG STUDY

     In March 2001, the Company initiated a Phase II study combining IntraDose with two systemic chemotherapy agents (paclitaxel and carboplatin) for the treatment of head and neck cancer. The objectives of the study are to evaluate tumor response, time to progression, time and duration of response, overall survival and safety.

INTRADOSE IN OTHER SOLID TUMORS

     In June 1995, two open-label Phase II trials in other solid tumors, including primarily recurrent chest wall metastases from recurrent breast cancer, esophageal cancer and malignant melanoma, as well as various other carcinomas, were initiated. The two Phase II studies for other solid tumors were open-label trials designed to include approximately 130 evaluable patients, 65 in the United States and 65 in Western Europe. These studies were completed in 1999.

     OTHER SOLID TUMOR MARKET. Tumors that can be accessed and injected directly or by means of an endoscopic procedure or minimally invasive technique include chest wall metastases from primary breast cancer, tumors of the esophagus and malignant melanomas of the skin. Based on data from the American Cancer Society and The International Agency for Research on Cancer, the Company believes that approximately 43,000 such cases were diagnosed in the United States in 2000 (comprised of approximately 23,000 cases of metastatic breast cancer, 12,000 cases of esophageal cancer, and 8,000 cases of malignant melanoma) and that approximately 42,500 cases were diagnosed in the European Union (approximately 16,000 cases of metastatic breast cancer, 22,000 cases of esophageal cancer, and 4,500 cases of metastatic malignant melanoma). Recurrent solid tumors of these types were evaluated in the Company's open-label Phase II trials. Metastatic tumors found in the chest wall and other locations are usually treated with systemic chemotherapy or radiotherapy. However, this approach often leads to short-lived response and the development of drug resistance or cumulative radiation toxicity. Currently, there are few treatment options for these recurrent tumors.

     In September 1998, the Company announced that the studies in other solid tumors were fully enrolled with 127 patients. In November 1998, preliminary clinical results were presented on a subset of patients at the 16th Annual Chemotherapy Foundation Symposium. In May 1999, updated study results were presented at the American Society of Clinical Oncology (ASCO). The completed final reports for the twin studies presented data for 105 evaluable patients with late-stage cancer, most of who had been previously treated with multiple therapies such as surgery, radiation, and systemic chemotherapy. The patients included 27 women with breast cancer, 25 patients with malignant melanoma, 18 patients with esophageal cancer, and 35 patients with a variety of recurrent and metastatic tumors. For most of these patients, two or more tumors were treated, including one that was identified by the physician before the start of treatment as the "most troublesome," that is, the tumor that was most symptomatic or threatening to the patient. These tumors were selected as the principal target tumors--rather than non-symptomatic tumors--so that the Company could assess whether the patients experienced a reduction in symptoms or other benefits from treatment. Overall, the objective response rate for the most troublesome tumor was 44%. All responses had to last for 28 days or more. Among the subgroups of cancer patients, the response rates of the most troublesome tumor were 52% in breast tumors, 44% in malignant melanomas, 39% in esophageal cancer, and 40% in other types of cancers. Among the breast tumors, 6 of the 14 responses were complete (100% reduction of tumor volume) and 8 were partial (50% or greater reduction of tumor volume for at least 28 days). Among the melanomas, 5 of the 11 responses were complete and 6 were partial; among the esophageal patients, 7 patients of 18 had partial responses and none had complete responses; and among other types of cancers, 8 of the 14 responses were complete and 6 were partial responses.

     Another objective of the study was to determine whether patients benefited from treatment. Patient benefit was based on the patient's progress toward achieving a single pre-selected primary treatment goal (e.g., relief of obstructive symptoms, pain relief, improved wound care, prevention of tumor invasion). Overall, there was a positive association (p = 0.012) between responses in the most troublesome tumor and achievement of patient benefit. That is, patients with most troublesome tumor responses were more likely to attain benefit than those without a response in their most troublesome tumor. Patients with responses in the most troublesome tumor were twice as likely to attain benefit as those without response in the troublesome tumor. Among these patients, 41% of patients with recurrent breast cancer (11/27) achieved a benefit, and 32% (8/25) of patients with malignant melanoma, 28% (5/18) of patients with esophageal cancer, and 43% (15/35) of patients with other types of cancer achieved durable clinical benefits from treatment.

     The therapy was generally well-tolerated. In a safety analysis of all 126 patients treated in the two studies, the incidence of treatment-related nausea and vomiting was lower (25% and 20%, respectively) than that usually seen with intravenous cisplatin therapy. These symptoms were typically of mild to moderate severity, and easily managed. As expected, the most commonly reported side effects were local tissue reactions including but not limited to necrosis, erythema (redness), and swelling at the treatment site and injection-related pain. These effects were self-limited and followed a predictable course.

LIVER CANCER

     Two common types of liver cancer are primary hepatocellular cancer (HCC), a cancer arising in the liver cells and cancers originating in other tissues (most commonly colorectal cancer) that have metastasized to the liver. When possible, surgery is the first line treatment for both types of liver cancer. However, 80-90% of newly diagnosed patients with liver tumors are inoperable due to tumor location, tumor size and extent of disease. For unresectable liver cancer, treatments have included the use of systemic chemotherapy, radiotherapy, radiofrequency ablation, cryotherapy, hepatic arterial infusion of chemotherapy, and chemoembolization (blocking or draining a blood vessel while injecting chemotherapy), all of which are applicable to a minority of patients and have had limited benefits. Due to the limited availability and effectiveness of current therapies, the Company believes that at most 50% of all patients with liver cancer are treated with curative intent. While surgical resection or liver transplantation offer the only possibilities for long term survival, these are applicable in only 10 to 20% of the cases. The Company believes that compared to existing non-surgical alternatives, IntraDose may offer a new method of tumor reduction and a potential to increase survival and improve quality of life, as well as outpatient treatment flexibility.

PRIMARY LIVER CANCER

     Primary liver cancer is a significant health problem worldwide, especially in the parts of the world where hepatitis B and C are prevalent (E.G., Japan, Korea and Southeast Asia). HCC is the sixth most common cancer worldwide, often developing secondary to cirrhosis and chronic viral hepatitis. It is estimated that there were 500,000 new cases worldwide in 2000 according to IARC. The incidence of HCC in 2000 was estimated at 15,000 in the United States, 25,000 in the European Union and 51,000 in East Asia, based on data available from the American Cancer Society and the International Agency for Research on Cancer. However, some experts predict that the incidence of HCC will increase due to the increasing prevalence of chronic infection with hepatitis B and C. There are currently no FDA approved drug or pharmaceutical therapies for the treatment of primary liver cancer. The Company believes that this is an area where there is significant unmet medical need.

     In 1997, the Company initiated an open-label Phase II trial for patients with primary liver cancer at medical centers in the United States, Europe and Hong Kong. This trial was designed to evaluate tumor response by measuring volume changes in necrotic and viable tumor (as measured by CT scan), time to tumor progression, pattern of disease progression, and patient survival.

     In May 2000, the Company announced results on the first 38 patients enrolled in the trial. Fifty-five percent (21 of 38) of patients experienced a response to therapy; the definition of response was based on treated tumors only. Of the 21 responders, 9 experienced complete responses while the other 12 responders showed a reduction in viable tumor of at least 50%. Of the 21 patients who had a response, 12 remained in remission at the time of the interim data analysis. All of the 9 patients who initially responded to therapy, but went on to have progressive disease, experienced disease progression at a new, untreated site in the liver. None of the patients exhibited disease progression at the treatment site. Of the 17 non-responders, 24% experienced disease progression at the treatment site and 41% progressed with new tumors in an untreated area of the liver. Survival time for responding patients treated with IntraDose was approximately 23 months. In January 2001, the Company completed enrollment in the Phase II HCC study with 58 patients entered into the study. The Company is expecting to release its final results of the study in the second-half of 2001.

     Tumor response was determined utilizing investigator site-imaging techniques to estimate and assess the amount of necrotic tissue versus viable tumor in identified tumors; no independent review of the imaging response has been used in determining tumor response, and the Company expects that an independent review could lead to differing measurements of tumor response.

     The treatment procedure was generally well-tolerated when compared with other therapies used for HCC; most adverse events were mild to moderate in severity. Side effects included pain, transient hypertension, nausea, vomiting and fever. Bleeding from the liver was fatal in one patient and another patient died during treatment due to a possible hypersensitivity reaction to collagen in the pulmonary microvasculature.

     During 2001, the Company plans to conduct additional Phase II trials for HCC. These studies will expand the use of IntraDose to include HCC patients with more tumors, larger total tumor volume and treatment of new tumors as they develop in untreated parts of the liver. Key outcomes include tumor response and patient survival.

COLORECTAL CANCER METASTATIC TO THE LIVER

     Colorectal cancer is the third most common cancer in the United States. The Company believes that the number of new cases of colorectal cancer that has metastasized to the liver is approximately 70,000 per year in the United States and 210,000 worldwide. Liver metastases from colorectal cancer result in significant cancer-related mortality worldwide.

     In March 1997, an open-label Phase II trial for patients with colorectal cancer metastatic to the liver was initiated at medical centers in the United States and Europe. In August 1999, the Company concluded enrollment and the results were announced in October 2000. Nine of 31 (29%) patients who received IntraDose responded to therapy based on evaluations of treated tumor volume and necrosis made at the investigational site. These nine patients had initial treated tumor volumes ranging from 5cm3 to 180cm3. Six patients experienced a complete response (100% reduction in viable tumor volume of treated tumors) while the other three patients demonstrated a partial response (at least a 50% reduction of viable tumor volume). Eight of the nine treatment responders have had durable responses with no relapse at the treatment site. The average duration of response for the nine responders was seven months with the longest response one year. The median survival time for all patients in the study from the date of study entry was 19 months.

     The treatment procedure was generally well-tolerated within the context of other therapies used for advanced colorectal cancer; most adverse events were mild to moderate in severity. Side effects included pain, transient hypertension, nausea, vomiting and fever.

     During 2001, the Company plans to conduct a new clinical trial in colorectal cancer metastatic to the liver in combination with systemic chemotherapy. This study will expand the use of IntraDose in combination with systemic chemotherapy to include patients with more tumors, larger total tumor volume and treatment of new tumors as they emerge in untreated parts of the liver.

TEZACITABINE

     Tezacitabine, licensed from Hoechst Marion Roussel, Inc. in September 1998, is a new chemical entity that belongs to a class of anti-cancer and anti-viral agents known as nucleoside analogs. Several nucleoside analogs are marketed for treatment of certain leukemias or lymphomas, malignancies of white blood cells. In addition, another nucleoside analog is marketed for treatment of pancreatic cancer and non-small cell lung cancer, both of which are solid malignancies. Pre-clinical testing indicates that tezacitabine may have activity against carcinomas and may also be active against cancers of hematopoietic or blood cell origin.

     Tezacitabine is an analog of deoxycytidine, one of the four nucleotides, or bases, that form DNA. Researchers believe tezacitabine has several modes of action. The two most important of these are thought to be (1) DNA chain termination during DNA replication and repair and (2) inhibition of ribonucleotide reductase, an enzyme that synthesizes nucleotides (nucleic acid bases) for incorporation into DNA. Tezacitabine can be incorporated directly into the replicating strand of DNA. Once incorporated, the enzymes responsible for further synthesis cannot add additional nucleotides to the DNA chain. This causes the DNA chain to terminate before it is completely copied and leads to the death of the cell. The incorporation of tezacitabine into DNA also facilitates tezacitabine's inhibition of ribonucleotide reductase, reducing the supply of the natural nucleic acid bases necessary for DNA replication. Additionally, experiments indicate that tezacitabine suppresses production of a protein that stimulates the growth of blood vessels near tumors, suggesting that tezacitabine is also anti-angiogenic.

     Animal studies by Hoechst Marion Roussel and now by the Company indicate that tezacitabine has activity in a broad spectrum of human and rodent tumors, including tumors of the lung, colon, breast (estrogen-dependent and independent), prostate, ovaries and pancreas. It has been shown in laboratory studies to be a more effective DNA chain terminator and inhibitor of ribonucleotide reductase than certain other nucleoside analogs with known cytotoxic activity.

     In an intravenous dosage form, tezacitabine was generally well-tolerated in four Phase I studies conducted by Hoechst Marion Roussel, Inc. Side effects included fever, flushing and clinically manageable reductions in white blood cell counts. Tezacitabine has a relatively long plasma half-life of three to six hours, which also may make it more effective than other nucleoside analogs. Kyowa Hakko, Ltd has completed a Phase I trial of an oral dosage form of tezacitabine in Japan. The Company believes that an oral formulation may eventually be of benefit by permitting outpatient administration.

COLON AND RECTAL CANCER

     The prevalence of colorectal cancer was estimated to be over 720,000 patients in the United States according to Decision Resources, Inc. and 507,000 in the European Union in 2000 according to The International Agency for Research on Cancer. The incidence of colorectal cancer is increasing in both the United States and Europe. The American Cancer Society estimates that there were 130,000 new cases of colorectal cancer in the United States in 2000. According to the International Agency for Research on Cancer there were 181,000 new cases in the European Union. Surgery is the primary treatment for colon and rectal cancer. Approximately 80% of patients will not be candidates for surgical cure or have recurrent cancer subsequent to surgery.

     Chemotherapy is used for palliation in patients who are not cured by surgery; intravenous fluorouracil-based treatment is considered to be standard. However, fluorouracil (5-FU) has been shown to be more cytotoxic (with increased response rates, but with variable effects on survival) when given in combination with leucovorin or methotrexate. Continuous-infusion fluorouracil regimens have also resulted in increased response rates in some studies, with a modest benefit in medium survival. Fluorouracil belongs to the class of drugs known as fluoropyrimidines; several oral fluoropyrimidines are currently being evaluated in Phase II-III trials, and an NDA was recently filed for one oral fluropyrimidine, capecitabine, for advanced colorectal cancer. Approximately 15-20% of patients have a palliative partial response to fluoripyrimidines.

     Irinotecan (CPT-11) is a topisomerase-I inhibitor with a 10-20% partial response rate in patients who have received no prior chemotherapy and in patients progressing on 5-FU. Approximately 40% of patients have a palliative partial response to 5-FU, leucovorin, and CPT-11 combination chemotherapy, and this regimen is now considered standard palliative therapy in patients with metastatic colorectal cancer.

     In May 1999, a Phase II study of tezacitabine in patients with colon cancer was initiated by the Company in the United States. In 2000, the study was expanded from 30 patients up to a maximum of 50 patients. This study is currently in progress and is expected to be completed by the third quarter of 2001.

NON-SMALL CELL LUNG CANCER

     In February 1999, a Phase II study of tezacitabine in patients with non-small cell lung cancer was initiated in the United States. In October 1999, the Company closed enrollment in this Phase II study as the result of the application of a predetermined stopping rule. Preliminary analysis of the evaluable patients did not show sufficient clinical activity with tezacitabine as a stand-alone therapy in this indication at the dose and regimen tested. The Company may evaluate alternative dose levels and regimens in this indication.

TEZACITABINE COMBINATION THERAPIES

     Pre-clinical studies performed by the Company indicated synergistic or additive activity of tezacitabine and certain other agents. In October 1999 and February 2000, the Company commenced two Phase I/II studies to evaluate tezacitabine in combination with cisplatin and tezacitabine and in combination with 5-FU. Depending upon the results of these trials, the Company may conduct additional trials to evaluate these tezacitabine combinations.

HEMATOLOGIC CANCER

     Matrix is also collaborating with the M.D. Anderson Cancer Center on a Phase I investigator-sponsored study being conducted in adult hematologic cancer (leukemia and lymphoma). The study commenced in November 1999 and interim data were presented at the American Society for Hematology annual meeting. Some tumor activity was seen in adult acute leukemia and adult non-Hodgkin's lymphoma patients who had failed to respond following multiple other therapies. The Company may consider additional trials to evaluate tezacitabine in adult hematologic cancer.

MPI 5020 RADIOPOTENTIATOR

     Radiation therapy remains a critical tool in the management of many types of solid tumors. However, radiation resistance, hypoxic tumor cells and normal tissue sensitivity to radiation has limited the benefit of this therapy. Using its platform technologies, the Company has demonstrated in pre-clinical experiments that intratumoral delivery of radiopotentiating agents significantly enhances the effects of radiation in solid tumors. The Company's lead candidate in this area, MPI 5020, is a fluorouracil-based product that uses the Company's aqueous protein gel technology.

     In 1997, the Company initiated a Phase I trial in chest wall metastatic disease from recurrent breast cancer at medical centers in the United States. This dose-escalation study was intended to evaluate the safety of MPI 5020 when administered in conjunction with standard radiotherapy and to compare the effect on tumor regression of tumors treated with MPI 5020 and radiotherapy to tumors treated with radiotherapy alone.

     Preliminary information during this ongoing trial was reported at the annual meeting of the American Society for Therapeutic Radiation and Oncology in October 1998 and at the Annual San Antonio (Texas) Breast Cancer Symposium in December 1998. Patients have been treated in five dose-escalation and frequency-schedule treatment regimens, and the combined use of radiation therapy and MPI 5020 has been found to be feasible and well-tolerated.

     The Company has concluded the dose-escalation phase of development. Both MPI 5020 and IntraDose have been effective in animal studies when used in combination with radiation. The Company is evaluating the further use of MPI 5020 and IntraDose in combination with radiation in human studies.

MANUFACTURING AND SUPPLY

     Matrix maintains worldwide manufacturing rights to all of its products. The Company manufactures collagen gel for IntraDose and MPI 5020 in a 67,000 square foot research and manufacturing facility in San Diego, California, which the Company acquired in 1995. In March 1998, the Company entered into a sale and leaseback agreement for the San Diego facility. See Item 2, "Properties." Following extensive renovations, the San Diego facility became operational in 1998 for the non-sterile purification of collagen and aseptic processing and sterile filling of collagen gels as well as for all materials-receiving activities, labeling, packaging and shipping operations. The Company intends to use the San Diego facility to meet its near-term clinical trials and long-term commercial scale production requirements for collagen for its IntraDose products. The Company also utilizes the San Diego facility for contract manufacturing for other pharmaceutical and medical device companies in order to generate revenues and offset operating costs. Matrix Contract Services, MCS, which specializes in contract asceptic manufacturing for clinical and commercial supply, accounted for 100% of the Company's revenues in 2000, while two customers accounted for approximately 22% of this total. The facility has passed inspection by the State of California but will require approval by the U.S. Food and Drug Administration prior to commercialization of products manufactured there. The Company has acquired supplies of tezacitabine sufficient for anticipated near-term pre-clinical and clinical needs. For longer-term production of tezacitabine, the Company plans to contract for chemical production needs and utilize a combination of internal and contract manufacturing for pharmaceutical production needs.

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. Several of the materials used in the Company's products are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances, have generally been available to Matrix on commercially reasonable terms. If the Company's manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, the Company would have to obtain collagen gel from another source and gain regulatory approval for that source. The Company has negotiated and intends to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in its products.

SALES AND MARKETING

     The Company currently owns worldwide marketing rights for all its products under development, except for tezacitabine in Japan. The Company's business strategy is to market or co-market IntraDose and its other oncology product candidates, if approved, in the United States and to license its products outside the United States to pharmaceutical partners who have substantially greater resources and experience in local markets. The Company has hired a number of sales and marketing personnel, including a Vice President of Marketing and Sales. The company plans to hire 25 to 35 sales representatives to market IntraDose in the United States in preparation for FDA approval. A portion of these employees will be hired prior to approval. See "Risk Factors - We Have Limited Manufacturing and Sales and Marketing Experience."

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to aggressively seek patent protection and to enforce all of its intellectual property rights. In the United States, the Company has eleven issued patents, one allowed patent, and four pending applications. In Western Europe, the Company has three issued patents and seven pending applications. The Company has four issued patents and several pending applications in Japan. Ten of the eleven patents issued in the United States relate to the Company's base technologies. The first of these patents claims compositions consisting of collagen or fibrinogen as protein matrices, cytotoxic and anti-proliferative drugs, and (optionally) a vasoconstrictive agent. This patent also covers the method of use of these compositions in treating cancerous or hyperproliferative lesions by local application; it expires in the United States in 2003 and in Europe in 2005. A second patent, which expires in the United States in 2007, includes pharmaceutical compositions consisting of a range of cytotoxic agents (including radionuclides, etc.) in combination with vasoconstrictive agents and (optionally) a variety of other tissue modifiers, formulated in aqueous pharmacologically acceptable vehicles. The method of use of these compositions in treating cancerous lesions by local application is also covered. A third patent covers certain formulations of the ADV technology for delivering water-insoluble anti-cancer drugs, and specifically covers water-immiscible fatty acid ester matrices containing cytostatic agents and their use for treating cancer via intralesional administration. Another patent covering IntraDose composition of matter claims has been issued in the United States and is in prosecution in Europe. This patent will expire in 2015 in the United States and Europe (if approved). Two additional patents in the United States, which expire in 2015, cover certain drug-containing collagen gels, including MPI 5020, AccuSite and, potentially, other products developed by the Company. The other issued patents cover a key aspect of the Company's collagen manufacturing process, as well as other ancillary drug products.

     As part of the in-licensing agreement of tezacitabine, the Company has received licenses to a patent portfolio on this technology in the United States, Europe and many other countries, with the exception of Japan. The first of these patent families is a composition-of-matter and method-of-use case covering tezacitabine (and related compounds) and their use in treating neoplastic or viral disease. The European patents in this family expire in 2009, and the last of the U.S. patents in this family expires in 2014. A second patent family covers the synthetic method by which tezacitabine is made; the last of these patents expire in 2013 in the United States and Europe. Another U.S. patent covers the use of combinations of tezacitabine and radiation (U.S. expiry 2014, ex-U.S. in prosecution) and several other synthetic process and method-of-use patents (combination chemotherapy with other cytotoxic drugs, combination antiviral therapy, etc.) are issued in Europe or in prosecution in the United States and Europe.

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

GOVERNMENT REGULATION

     The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's products.

     The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) pre-clinical laboratory and animal tests; (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication; (iv) submission to the FDA of an NDA, and;
(v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. When a product contains more than one active drug component, as do some of the Company's current product candidates, the FDA may request that additional data be submitted in order to demonstrate the contribution of each such component to clinical efficacy.

     Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) preliminarily evaluate the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials further evaluate clinical efficacy and safety within an expanded patient population at geographically dispersed clinical study sites. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

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

     The processes required by European regulatory authorities before the Company's products can be marketed in Western Europe are similar to those in the United States. First, appropriate pre-clinical laboratory and animal tests as well as analytical product quality tests must be done, followed by submission of a CTX or similar documentation before human clinical trials can be initiated. Upon completion of adequate and well-controlled clinical trials in humans that establish the drug is safe and efficacious, regulatory approval must be obtained from the relevant regulatory authorities.

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

     In May 1999, IntraDose received Fast-Track designation for IntraDose. Fast-Track designation allows the submission of portions of the NDA as sections are completed. During 2000, IntraDose received Orphan Drug status for recurrent or refractory head and neck cancer. Fast-Track designation and Orphan Drug status does not imply any greater or lesser likelihood of a favorable or timely review of the complete NDA.

     In January 2001, the Company announced that it completed its submission to the FDA of its NDA for IntraDose. Earlier in 2000, the Company had previously submitted the Pharmacology/Toxicology and Chemistry Manufacturing Controls sections of the NDA. In March 2001, the FDA accepted the submission for filing and designated the IntraDose application for standard review. According to the published performance goals and procedures of the FDA Center for Drug Evaluation and Research, the goal of the FDA is to complete standard reviews on NDA submission in 2001 within 12 months. Acceptance of the submission by the FDA does not imply that the FDA will complete its review in a timely manner or approve the product. See "Risk Factors - The Regulatory Approval Process is Expensive, Time Consuming, and Uncertain and May Prevent Us from Obtaining Required Approvals for the Commercialization of Our Products or May Negatively Impact the Ongoing Marketing of Approved Products."

RESEARCH AND DEVELOPMENT

     The Company's sponsored research and development expenses were approximately $19,344,000, $17,483,000 and $20,186,000 in 2000, 1999, and 1998,
respectively.

EMPLOYEES

     As of December 31, 2000, the Company had a total of 106 full-time employees, including 18 in research and development, 34 in medical and regulatory affairs, biostatistics, and technical services, 32 in manufacturing, and 22 in other departments. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel; however, competition for such personnel is intense and there can be no assurance that the Company will be successful at attracting and retaining qualified personnel in the future. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

     In 2001, the Company projects an increase in headcount of up to 50% in preparation for commercial launch of IntraDose and increased medical and clinical programs.

RISK FACTORS

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING, AND UNCERTAIN AND MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS FOR THE COMMERCIALIZATION OF OUR PRODUCTS OR MAY NEGATIVELY IMPACT THE ONGOING MARKETING OF APPROVED PRODUCTS.

     The pre-clinical and clinical testing, manufacturing, and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the Food and Drug Administration, or FDA. Among other requirements, the FDA must approve our product candidates, manufacturing processes and production facilities before we may market our products in the United States. Similarly, a foreign governmental authority must typically approve the marketing of a product before that product's manufacturer can market it in a particular foreign country. We have only limited experience in submitting and pursuing regulatory applications. The process of obtaining FDA approvals can be costly, time-consuming and subject to unanticipated delays, and we can give no assurance that the FDA will grant us any approvals on a timely basis, or at all. We have no products approved by the FDA and we do not expect to achieve profitable operations unless our product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

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

     In addition, prior to approval of a product, the FDA must inspect and accept the product's manufacturing facilities as being in compliance with its current Good Manufacturing Practices, or GMP, regulations. We cannot assure that the FDA will accept our San Diego manufacturing facility, and failure to receive or maintain such acceptance would prevent us from successfully commercializing our products.

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

     In May 1999, IntraDose received Fast-Track designation. Fast-Track designation allows the submission of portions of the NDA as sections are completed. During 2000, IntraDose received Orphan Drug status for recurrent or refractory head and neck cancer. Fast-Track designation and Orphan Drug status does not imply any greater or lesser likelihood of a favorable or timely review of the complete NDA.

     In January 2001, the Company announced that it completed its submission to the FDA of its NDA for IntraDose. In March 2001, the FDA accepted the submission for filing and designated the IntraDose application for standard review. According to the published performance goals and procedures of the FDA Center for Drug Evaluation and Research, the goal of the FDA is to complete standard reviews on NDA submission in 2001 within 12 months. Acceptance of the submission by the FDA does not imply that the FDA will review the product in a timely manner or approve the product.

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

     We are currently conducting multiple clinical trials in the United States and certain foreign countries. The rate of completion of our clinical trials depends upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. We experienced slower than planned accrual of patients in two of our completed Phase III trials. Delays in completing enrollment in other clinical studies may result in increased costs and delays, which could harm our business. Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

     Additionally, we extended enrollment in a Phase II IntraDose trial beyond the original number of patients planned for that study. Final study results may be different from the preliminary outcomes as more patients have been entered into the study and as patients are followed for a longer period of time.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

     We incorporated in 1985 and have experienced significant losses since that date. As of December 31, 2000, our accumulated deficit was $211,288,000. Our net loss for the years ended December 31, 2000, 1999, and 1998 was $23,321,000, $20,998,000 and $21,349,000 respectively. We have generated limited revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We cannot assure that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

WE WILL REQUIRE ADDITIONAL FINANCING TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS. ADDITIONAL FINANCING MAY NOT BE READILY AVAILABLE.

     We have expended and will continue to expend substantial funds to complete the research and development of our product candidates. We may require additional funds for these purposes and for the establishment of sales and marketing functions through additional equity or debt financings, collaborative arrangements with corporate partners or from other sources. We cannot assure that such additional funds will be available on acceptable terms, if at all. Our failure to raise additional funds would require us to scale back or eliminate some or all of our research and development license programs to third parties of products or technologies that we would otherwise seek to develop ourselves. Based on our current operating plan, we believe that our existing capital resources will be adequate to satisfy our capital needs through 2002.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, AND IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY BE UNSUCCESSFUL IN
COMMERCIALIZING OUR PRODUCTS.

     We intend to market and sell some of our product candidates, if successfully developed and approved, through our own dedicated sales force in the United States and through pharmaceutical licensees in Europe. We hope to have a partner in place in several European countries in approximately six to twelve months before pricing approval, although there is no assurance such a partner will be obtained. We cannot assure that we will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, we cannot assure that we will be able to fund our marketing and sales expenses, some of which would be incurred before sales commence. If we fail to establish a marketing and sales capability in the United States or outside the United States we will not be able to successfully commercialize our products.

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

     In addition, bovine-sourced materials are of some concern because of potential transmission of Bovine Spongiform Encephalopathy, or BSE. We have taken precautions to minimize the risk of contamination of our collagen with BSE-causing agents, including the use of United States-sourced hides. The Committee for Proprietary Medicinal Products, a steering committee of the European Medicines Evaluation Agency, has determined that materials made from bovine skin are unlikely to result in any risk of contamination, indicating minimal risk of transmission of BSE. However, marketing issues exist for Europe because of high levels of concern by the public about BSE and should BSE spread to the U.S., such concerns might also arise in the U.S. The Company has developed a back-up plan using non-bovine derived collagen, but significant risks may exist for such a program since non-bovine sourced collagen has not been tested on humans, and it would not be ready for marketing for several years.

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

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is set forth below:


NAME                           AGE      POSITION
-----------------             ----      ------------------

Michael D. Casey               55       Chairman, President and Chief Executive Officer

Jeffrey H. Cooper              45       Vice President, Finance

Jeanette C. Fritzky, R.Ph.     46       Vice President, Sales and Marketing

Richard D. Leavitt, M.D.       55       Senior Vice President, Medical Affairs

Ronald P. Lucas                58       Vice President, Operations

David W. Pritchard             47       Senior Vice President and Chief Financial Officer

Luana E. Staiger               50       Vice President, Regulatory Affairs and Quality Assurance

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

     Mr. Cooper has been Vice President of Finance since November 2000. From August 1998 through October 2000, he served as Senior Director, Finance at the Company. From September 1997 to July 1998, he was Corporate Controller for Foundation Health, Inc., a health maintenance organization. From February 1995 through September 1997, he served as Finance Director of Matrix. From 1983 through 1994, he worked at Syntex Corporation, a multi-national pharmaceutical company, in a variety of financial management positions including Senior Accounting Manager and Director of Business Analysis. From 1980 to 1982, he worked in public accounting at Deloitte & Touche LLP. Mr. Cooper is a Certified Public Accountant in the State of California.

     Ms. Fritzky has been Vice President of Sales and Marketing since June 2000. From May 1997 through May 2000, she held various sales and marketing positions at Roche Laboratories, Inc., a global pharmaceutical company culminating in her last position there as Executive Director, Sales and Marketing, Dermatology and Oncology. From December 1992 until January 1997, Ms. Fritzky served as Director of Marketing, Oncology, at Sanofi Winthrop, Inc., responsible for North American Strategic Marketing and US in-line marketing of the oncology portfolio. Prior to this, Ms. Fritzky held several sales and marketing positions of increasing responsibility in both oncology and primary care during her tenure at Lederle Laboratories from January 1988 to December 1992. Previously, Ms. Fritzky worked as a Registered Pharmacist for 11 years in both hospital and retail settings.

     Dr. Leavitt was appointed Senior Vice President, Medical Affairs in April 2000. From November 1996 through April 2000, Dr. Leavitt served as Senior Vice President, Medical and Regulatory Affairs. From June 1993 to November 1996, he was Vice President, Clinical and Regulatory Affairs of Focal Incorporated, a biopharmaceutical company. From 1991 to June 1993, he served as Director, Clinical Research at Genetics Institute. From 1986 to 1991 he held various management positions at Fujisawa USA, Fujisawa SmithKline Corporation, and Centocor Incorporated. Prior to joining Centocor Incorporated, he was an Assistant Professor at the University of Maryland School of Medicine and Johns Hopkins University School of Medicine.

     Mr. Lucas was appointed Vice President, Operations in March 1996. From September 1994 to February 1996, he was the Vice President of Operations at Telios Pharmaceuticals ("Telios"), a division of Integra LifeSciences. Prior to joining Telios, he was the Vice President of Operations from January 1991 to September 1994 at IVAC Corporation, a division of Eli Lilly and Company. From 1986 to 1991, he was Director of Project Management and Director of Manufacturing Operations at Hybritech, Inc., a division of Eli Lilly. He also held a number of management and technical positions at Eli Lilly's corporate headquarters in Indianapolis.

     Mr. Pritchard was appointed Senior Vice President and Chief Financial Officer in January 2001. From 1993 to 2000, he was Vice President of Finance and Business Development and Chief Financial Officer at Metabolex, Inc., a diabetes drug discovery company. From 1984 to 1992, Mr. Pritchard held several senior management positions at Triton Biosciences, starting as Director of marketing and sales, and concluding as Senior Director of Corporate Development. Previously, he licensed inventions for Stanford University and worked as a chemist, a sales representative, and a senior marketing manager for Shell Chemical, a division of Shell Oil.

     Ms. Staiger was appointed Vice President, Regulatory Affairs at the Company in January 2001. From September 1996 through December 2000, she was Director of Regulatory Affairs at the Company. She held the position of Associate Director of Regulatory Affairs at Gilead Sciences from June 1993 to August 1996. From February 1990 to May 1993, she served as Manager of Regulatory Affairs and Quality Assurance for Landec Corporation, a developer and manufacturer of specialty polymers, and from September 1986 to February 1990, held the position of Manager of Regulatory Affairs for Syntex (U.S.A.) Inc. From August 1972 to September 1986, she held various positions in research and development at Zoecon Corporation, a developer of novel insect-control agents.

ITEM 2. PROPERTIES

     In March 1998, the Company entered into an agreement with a real estate investment trust for the sale and leaseback of its San Diego manufacturing facility structured as an $18,425,000 purchase and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. The lease has a term of 13 years with options to renew for up to 25 years. Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $13,798,000 and was used to fund operating expenses and capital purchases.

     In September 1999, the Company entered into a three-year agreement to lease out a portion of its San Diego manufacturing facility resulting in rental income of $2,429,000 over the three year life of the lease. In May 2000, the lease was amended to reflect the rental of additional space resulting in additional rental income of $1,434,000 over the remaining lease term.

     In May 1994, the Company entered into an 18-year lease agreement beginning in January 1996, for a facility totaling approximately 50,000 square feet in Fremont, California. This facility includes administrative space and research and development space. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Matrix Pharmaceutical, Inc. trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol MATX. The Company's Common Stock began trading on January 28, 1992. The following table presents quarterly information on the high and low sale prices of the Company's Common Stock for fiscal years 2000 and 1999, as regularly quoted on the Nasdaq National Market.


           FISCAL YEAR               HIGH             LOW
           -----------               ----             ---
           2000

           1st Quarter           $  22.06        $   4.31
           2nd Quarter              14.94            6.75
           3rd Quarter              17.94           11.75
           4th Quarter              17.25           13.25

           1999

           1st Quarter           $   2.88        $   1.59
           2nd Quarter               9.00            1.88
           3rd Quarter               6.25            3.13
           4th Quarter               9.00            4.19


     As of February 28, 2001, there were approximately 303 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                   For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                 1996           1997          1998           1999          2000
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues from contract services              $     --       $     --      $     --        $    400      $  1,539

Operating costs and expenses
      Contract services                            --             --            --             260         1,006
      Research and development                 24,320         27,214        20,186          17,483        19,344
      In-license fee                               --             --         4,000              --            --
      General and administrative               11,428         14,270         6,649           5,762         7,399
      Special charges                              --          4,518            --              --            --
-------------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses    35,748         46,002        30,835          23,505        27,749
===================================================================================================================

Loss from operations                          (35,748)       (46,002)      (30,835)        (23,105)      (26,210)
Interest income                                 6,534          5,561         4,491           3,091         3,100
Other income                                      659          1,819         6,791             569         1,186
Interest expense                               (1,088)        (1,109)       (1,796)         (1,553)       (1,397)
-------------------------------------------------------------------------------------------------------------------
Net loss                                     $(29,643)      $(39,731)     $(21,349)       $(20,998)     $(23,321)
===================================================================================================================

Basic and diluted net loss per
common share                                 $  (1.48)      $  (1.85)     $  (0.97)       $  (0.94)     $  (0.97)

Weighted average shares used in
computing basic and diluted net loss
per common share                               20,081         21,536        22,033          22,437        24,153


                                                                         December 31,
-------------------------------------------------------------------------------------------------------------------
                                                 1996           1997        1998            1999           2000
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
      short-term  investments               $ 114,584      $  80,368      $ 66,545        $ 46,971      $ 53,976
Total assets                                  134,950        110,429        83,731          61,195        67,833
Total long-term liabilities                    11,734         22,161        19,131          16,556        14,479
Total stockholders' equity                    115,511         76,653        55,872          36,756        45,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE COMPANY'S PLANS REGARDING THE POSSIBLE COMMERCIAL LAUNCH OF INTRADOSE, TIMING AND OUTCOME OF REGULATORY REVIEWS, ADDITIONAL PHASE II TRIALS FOR HEAD AND NECK CANCER AND LIVER CANCER AND COMPLETION OF THE PHASE II STUDY OF TEZACITABINE FOR COLON CANCER. ANY SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED RESULTS. FOR ADDITIONAL INFORMATION, INCLUDING RISK FACTORS, SUCH AS NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS; HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN; ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAIN ACCESS TO CAPITAL MARKETS; LIMITED SALES AND MARKETING EXPERIENCE; LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON SOURCES OF SUPPLY; UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS; RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION; UNCERTAINTY OF PHARMACEUTICAL PRICING; NO ASSURANCE OF ADEQUATE REIMBURSEMENT; DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL; PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE; HAZARDOUS MATERIALS AND PRODUCT RISKS; VOLATILITY OF STOCK PRICE; NO DIVIDENDS; AND ANTI-TAKEOVER PROVISIONS, PLEASE SEE THE "RISK FACTORS" SECTION INCLUDED IN THIS FORM 10-K AS WELL AS OTHER FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included on pages 33-45.

OVERVIEW

     The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to December 31, 2000, the Company has incurred a cumulative net loss of $211,288,000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

     Revenues for the year ended December 31, 2000 increased to $1,539,000 compared to $400,000 for the year ended December 31, 1999. Higher revenues were generated by Matrix Contract Services, MCS, which specializes in contract aseptic manufacturing for clinical and commercial supply, due to growth in the customer base, larger contracts, and repeat business.

OPERATING COSTS AND EXPENSES

     MCS operating costs, for the year ended December 31, 2000, increased to $1,006,000 compared to $260,000 for the same period of 1999. Higher spending to support the growth in the contract manufacturing operation was the cause for the year-over-year increase in operating costs.

     Research and development expenses for 2000 increased by 11% to $19,344,000 compared to $17,483,000 for 1999. The increase was primarily due to contracting and consulting expenses in support of the New Drug Application (NDA). This was partially offset by lower clinical trial expenses, reduced salaries and wages, and depreciation.

     General and administrative expenses for 2000 increased by 28% to $7,399,000 compared to $5,762,000 for 1999. The increase was due to market preparation expenses for IntraDose(R), increased contracting and consulting expenses, and higher recruiting and relocation costs.

INTEREST AND OTHER INCOME, NET

     Interest and other income (net) was $2,889,000 for the year ended December 31, 2000 compared to $2,107,000 for the same period of 1999. This increase was primarily due to higher interest earned on cash and investment balances.

TAXES

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $208,000,000 and $51,000,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $4,200,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2001 through 2020, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2005, if not utilized.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

     Revenues for the year ended December 31, 1999 were $400,000. The Company had no revenues for the same period of 1998. Revenues from MCS were the cause for the year-over-year increase in revenue.

OPERATING COSTS AND EXPENSES

     The Company's contract manufacturing operating costs for the year ended December 31, 1999 were $260,000. The Company had no operating costs for the same period of 1998. MCS costs were the cause for the year-over-year increase in operating costs.

     Research and development expenses for 1999 decreased by 13% to $17,483,000 compared to $20,186,000 for 1998. The decrease was due to reduced clinical trial program costs including the other solid tumor program which was completed during the fourth quarter of 1998, lower per patient costs for the Company's IntraDose programs, lower depreciation, personnel costs and certain manufacturing costs at the San Diego facility. This was partially offset by higher rental expense at the San Diego facility and by the higher costs associated with the FMdC clinical trial program. The increase in the San Diego rent expense is due to lower rental income from the sublease of a portion of the facility.

     For the year ended December 31, 1999, there was no license fee expense as compared to the $4,000,000 license fee in 1998, which was an initial payment to in-license a systemic anticancer agent known as FMdC that is in the early stages of clinical development.

     General and administrative expenses for 1999 decreased by 13% to $5,762,000 compared to $6,649,000 for 1998. The decrease was due to lower personnel costs, consulting, legal, and relocation expenses.

INTEREST AND OTHER INCOME, NET

     Interest and other income (net) was $2,107,000 for the year ended December 31, 1999 compared to $9,486,000 for the same period of 1998. This decrease was primarily due to the receipt of $4,000,000 from a settlement with an insurance company and $2,108,000 from the gain on sale and leaseback of the San Diego facility, both of which occurred in 1998. Additionally, interest income decreased by 31% to $3,091,000 for the twelve months ended December 31, 1999 from $4,491,000 for the same period of 1998, due to lower average cash balances during the year. This was offset by decreased interest expense by 14% to $1,553,000 for 1999 as compared to $1,796,000 for 1998, due to the payoff of certain equipment leases and declining interest payments on equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had $53,976,000 in cash, cash equivalents and marketable securities, compared to $46,971,000 at December 31, 1999. The increase of $7,005,000 in cash, cash equivalents and short-term investments during the year ended December 31, 2000 reflects the July 2000 sale of 2,500,000 shares of newly issued common stock to selected institutional investors that resulted in net proceeds of approximately $29,000,000 to the Company. Additionally, cash receipts of $3,355,000 related to stock option exercises and payments on notes receivable from stockholders were received over the twelve-month period ended December 31, 2000. This was partially offset by the use of $23,650,000 to fund operating activities, payments of $1,171,000 on debt and capital lease obligations and capital purchases of $528,000.

     The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand and marketable securities, additional capital that may be generated through equity and debt financings, collaborative agreements and revenues generated from MCS and IntraDose(R) if approved by the FDA.

     The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's commercial and research and development programs, pre-clinical testing and clinical trial activities, the timing and cost of obtaining regulatory approvals, the levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances and the status of competitors.

     The Company expects to incur substantial additional costs relating to the continued clinical development of its anti-cancer products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. The Company anticipates that its existing and committed capital resources will enable it to maintain its current and planned operations through 2002. The Company may require additional outside financing to complete the process of bringing current products to market, if approved by the FDA, and there can be no assurance that such financing will be available on favorable terms, if at all.

     The Company expects revenues to increase as MCS continues to develop its clinical and commercial supply business. Also, if the FDA approves the Company's NDA application, related revenues may commence before the end of 2001. Operating costs and expenses are expected to grow 25% due to increased headcount and other resources to prepare for the commercial launch of IntraDose(R). In addition, the Company plans to expand its Medical and Clinical development programs and incur higher MCS costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial investment securities consist of certificates of deposit, commercial paper, master notes, and municipal bonds. These financial investment securities all mature in 2001 and their estimated fair value approximates cost. The following table provides information about the Company's debt securities that are sensitive to changes in interest rates and mature in 2001 and 2002. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.


                                                                                                                 Fair Value
(dollars inthousands)                  2001       2002       2003     2004     2005     THEREAFTER     TOTAL      12/31/00
                                       ----       ----       ----     ----     ----     ----------     -----     ---------
LIABILITIES
Long-term Debt, including
 Current Portion:
   Fixed Rate
      Alexandria                       $    --    $  6,000   $   --   $   --   $  --    $   --         $  6,000   $  6,000
      Imperial Bank                      1,416       4,868       --       --      --        --            6,284      6,284
      Minolta                                9           6       --       --      --        --               15         15
      Xerox                                 32          36       18       12       4        --              102        102
                                       -------    --------   -----    ------   -----    ------         --------   ---------
                                       $ 1,457    $ 10,910   $   18   $   12   $   4    $   --         $ 12,401   $ 12,401
Average Interest Rate                      9.5%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



       Index to Consolidated Financial Statements:
       Consolidated Balance Sheets
       Years Ended December 31, 1999 and 2000                          Page 33

       Consolidated Statements of Operations
       Years Ended December 31, 1998, 1999 and 2000                    Page 34

       Consolidated Statement of Stockholders' Equity
       Years Ended December 31, 1998, 1999 and 2000                    Page 35

       Consolidated Statements of Cash Flows
       Years Ended December 31, 1998, 1999 and 2000                    Page 36

       Notes to Consolidated Financial Statements                      Page 37

       Report of Ernst & Young LLP, Independent Auditors               Page 46


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on May 8, 2001 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Item 1, Part 1 of this Form 10-K under the caption "Executive Officers of the Company" on pages 20 and 21. The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.


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


        Index to Consolidated Financial Statements:

        Consolidated Balance Sheets
        Years Ended December 31, 1999 and 2000                          Page 33

        Consolidated Statements of Operations
        Years Ended December 31, 1998, 1999 and 2000                    Page 34

        Consolidated Statement of Stockholders' Equity
        Years Ended December 31, 1998, 1999 and 2000                    Page 35

        Consolidated Statements of Cash Flows
        Years Ended December 31, 1998, 1999 and 2000                    Page 36

        Notes to Consolidated Financial Statements                      Page 37

        Report of Ernst & Young LLP, Independent Auditors               Page 46


(b)  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(c)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

(d)  EXHIBITS


NUMBER   EXHIBIT

------   ---------------------------------------------------------------------------------
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

10.23(a)*Supply Agreement between the Company and **** dated December 22, 1988

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

10.36*   Lease between the Company and Calaveras Associates II, dated August 4,
         1993 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1993)

_____________________

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

10.43    Equipment Lease Agreement between the Company and Lease Management
         Services, Inc. dated August 28, 1995 (Incorporated herein by reference to exhibit No. 10.3 filed with the Company's Form 10-Q as filed with the Security and Exchange Commission on November 7, 1995)

10.44    Contract of Purchase and Sale and Joint Escrow Instructions between the
         Company and the Federal Deposit Insurance Corporation dated November 2,
         1995 (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 1, 1996)

10.45    Industrial Multi-Tenant Lease agreement dated July 15, 1996 between the
         Company, as landlord and Advanced Tissue Sciences, Inc., as tenant filed herewith. (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1996)

10.46* Settlement and License Agreement effective as of May 23, 1997 by and between Collagen Corporation and the Company (Incorporated herein by reference to the exhibit of the same number filed with the Company's
         Form 10-Q as filed with the Securities and Exchange Commission on August 13, 1997)

10.47* Distribution Agreement made as of August 4, 1997 by and between the Company and Altana, Inc. (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997)

10.48(e) 1988 Restricted Stock Plan (Amended and Restated through March 19,
         1997)

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

10.61(i) Matrix Pharmaceutical, Inc. 1999 Employee Stock Purchase Plan

10.62    Amendment to the Employment Agreement between the Company and Michael
         D. Casey (Incorporated herein by reference to the exhibit of the same number filed with the Company's Form 10-K as filed with the Securities and Exchange Commission on March 14, 2000)

10.63 Purchase Agreement (Incorporated by reference to exhibit 10.7 filed with the Company's Form 10-Q as filed with the Securities and Exchange
         Commission on August 2, 2000)

23.1     Consent of Ernst & Young LLP, Independent Auditors

_________________________

* Confidential treatment has been granted with respect to certain portions of this agreement.

(e) Incorporated by reference to Exhibit 99.1 of Registration Statement on Form S-8 (No. 333-32213).

(f) Incorporated by reference to Exhibit 99.6 of Registration Statement on Form S-8 (No. 333-32213).

(g) Incorporated by reference to Exhibit 99.7 of Registration Statement on Form S-8 (No. 333-32213).

(h) Incorporated by reference to Exhibit 99.8 of Registration Statement on Form S-8 (No. 333-32213).

(i) Incorporated by reference to Exhibit 99.9 of Registration Statement on Form S-8 (No. 333-32213).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MATRIX PHARMACEUTICAL, INC.


Date: March 14, 2001                   BY: /s/ Michael D. Casey
     ----------------------                ---------------------------
                                           Michael D. Casey
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS:

      That the undersigned officers and directors of Matrix Pharmaceutical, Inc., a Delaware corporation, do hereby constitute and appoint David W. Pritchard the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K, to any and all amendments, and to any and all instruments or documents filed as part of or in conjunction with this Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    March 14, 2001                     /s/ Michael D. Casey
      -----------------------               -------------------------------
                                            Michael D. Casey
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date:    March 14, 2001                     /s/ David W. Pritchard
     ------------------------               -------------------------------
                                            David W. Pritchard
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date:    March 14, 2001                     /s/ Eric K. Brandt
     ------------------------               -------------------------------
                                            Eric K. Brandt
                                            Director

Date:    March 14, 2001                     /s/ J. Stephan Dolezalek
     ------------------------               -------------------------------
                                            J. Stephan Dolezalek
                                            Director

Date:    March 14, 2001                     /s/ Stephen B. Howell, M.D.
     ------------------------               -------------------------------
                                            Stephen B. Howell, M.D.
                                            Director

Date:    March 14, 2001                     /s/ Marvin E. Jaffe, M.D.
     ------------------------               -------------------------------
                                            Marvin E. Jaffe, M.D.
                                            Director

Date:    March 14, 2001                     /s/ Bradley G. Lorimier
     ------------------------               -------------------------------
                                            Bradley G. Lorimier
                                            Director

Date:     March 14, 2001                    /s/ Julius L. Pericola
     ------------------------               -------------------------------
                                            Julius L. Pericola
                                            Director



                           MATRIX PHARMACEUTICAL, INC.
                           CONSOLIDATED BALANCE SHEETS


(in thousands, except share and per share amounts)                                           December 31,
------------------------------------------------------------------------------------------------------------------
                                                                                      1999                2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                                  $  16,042           $  31,878
       Short-term investments                                                        30,929              22,098
       Other current assets                                                           1,805               2,074
------------------------------------------------------------------------------------------------------------------
              Total current assets                                                   48,776              56,050

Property and equipment, net                                                          11,860              10,924
Long-term notes from related parties                                                    455                 405
Deposits and other assets                                                               104                 454
------------------------------------------------------------------------------------------------------------------
                                                                                  $  61,195           $  67,833
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $   1,612           $   1,803
       Accrued compensation                                                           1,349               1,590
       Accrued clinical trial costs                                                   1,447                 559
       Other accrued liabilities                                                      1,698               1,409
       Current portion of deferred other income                                         560                 560
       Current portion of debt and capital lease obligations                          1,217               1,457
------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               7,883               7,378
Debt and capital lease obligations, less current portion                             12,356              10,944
Deferred other income                                                                 4,200               3,535
------------------------------------------------------------------------------------------------------------------
              Total long-term liabilities                                            16,556              14,479
Stockholders' equity:
       Common stock, $0.01 par value per share; 60,000,000 shares authorized,
          22,707,521 shares issued and outstanding in 1999; 25,873,998 shares
          issued and outstanding in 2000                                                226                 259
       Additional paid-in capital                                                   226,827             258,348
       Notes receivable from shareholders                                            (2,145)             (1,344)
       Deferred compensation                                                            (77)                 --
       Accumulated other comprehensive income (loss)                                   (108)                  1
       Accumulated deficit                                                         (187,967)           (211,288)
------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                             36,756              45,976
------------------------------------------------------------------------------------------------------------------
                                                                                  $  61,195           $  67,833
==================================================================================================================


                                   (see accompanying notes)


                           MATRIX PHARMACEUTICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------

                                                                     For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------
                                                               1998               1999                  2000
------------------------------------------------------------------------------------------------------------------
Revenues from contract services                              $    --            $  400                $  1,539

Operating costs and expenses
      Contract services                                           --               260                   1,006
      Research and development                                20,186            17,483                  19,344
      In-license fee                                           4,000                --                      --
      General and administrative                               6,649             5,762                   7,399
------------------------------------------------------------------------------------------------------------------
          Total costs and expenses                            30,835            23,505                  27,749
------------------------------------------------------------------------------------------------------------------

Loss from operations                                         (30,835)          (23,105)                (26,210)
Interest income                                                4,491             3,091                   3,100
Other income                                                   6,791               569                   1,186
Interest expense                                              (1,796)           (1,553)                 (1,397)
------------------------------------------------------------------------------------------------------------------
Net loss                                                  $  (21,349)        $ (20,998)             $  (23,321)
==================================================================================================================

Basic and diluted net loss per
      common share                                        $    (0.97)        $   (0.94)               $  (0.97)

==================================================================================================================

Weighted average shares used in
      computing basic and diluted net
      loss per common share                                   22,033            22,437                  24,153
==================================================================================================================

                            (see accompanying notes)

                          MATRIX PHARMACEUTICAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(in thousands, except share and per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accum-
                                                                                                      ulated
                                                                              Notes                   Other
                                                                              Receivable              Compre-              Total
                                                                  Additional  from         Deferred   hensive  Accum-      Stock-
                                                         Common   Paid-in     Share-       Compen-    Income   ulated      holders'
                                                         Stock    Capital     holders      sation     (Loss)   Deficit     Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           $    219   $ 224,925   $  (2,313)   $ (539)    $  (19)  $ (145,620) $ 76,653

Comprehensive loss:
    Net loss                                                  -           -           -         -          -      (21,349)  (21,349)
    Net unrealized gain on marketable securities              -           -           -         -         64            -       64
                                                                                                                           --------
Comprehensive loss                                                                                                          (21,285)
                                                                                                                           --------
Issuance of 186,355 shares of common stock to
    employees and investors for cash under the stock
    option plan (from $0.10 to $3.94 per share)               1          71           -         -          -            -        72
Issuance of  81,026 shares to employees under
    employee savings and retirement plan (from
    $2.63 to $4.63 per share)                                 -         309           -         -          -            -       309
Amortization of deferred compensation                         -           -           -       184          -            -       184
Forfeitures of deferred compensation                          -        (123)          -       123          -            -         -
Repayment of notes receivable from shareholders               -           -          31         -          -            -        31
Repurchase of 20,973 shares of common stock                   -         (92)          -         -          -            -       (92)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           $    220   $ 225,090   $  (2,282)   $ (232)    $   45   $ (166,969) $ 55,872


Comprehensive loss:
    Net loss                                                  -           -           -         -          -      (20,998)  (20,998)
    Net unrealized loss on marketable securities              -           -           -         -       (153)           -      (153)
                                                                                                                           --------
Comprehensive loss                                                                                                          (21,151)
                                                                                                                           --------
Issuance of  477,100 shares of common stock to
    employees and investors for cash under the stock
    option plan (from $0.10 to $3.94  per share)              5       1,520           -         -          -            -     1,525
Issuance of  91,710 shares to employees under
    Employee savings and retirement plan (from
    $2.63 to $4.63 per share)                                 1         279           -         -          -          280
Amortization of deferred compensation                         -           -           -       155          -            -       155
Repayment of notes receivable from shareholders               -           -         137         -          -            -       137
Repurchase of 15,656 shares of common stock                   -         (62)          -         -          -            -       (62)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              $ 226    $226,827   $  (2,145)    $ (77)$     (108)   $(187,967)  $36,756

Comprehensive loss:
    Net loss                                                  -           -           -         -          -      (23,321)  (23,321)
    Net unrealized loss on marketable securities              -           -           -         -        109            -       109
                                                                                                                           --------
Comprehensive loss                                                                                                          (23,212)
                                                                                                                           --------
Issuance of 558,030 shares of common stock to
    employees and investors for cash under the stock
    option plan (from $0.10 to $8.63  per share)              7       2,215           -         -          -            -     2,222
Issuance of 24,222 shares to employees under
    employee savings and retirement plan (from
  $4.75 to $15.56 per share) and 98,109 shares under
  the Employee Stock Purchase Plan                            1         274           -         -          -            -       275
Issuance of 2,500,000 shares of common stock for
    cash at $12.50 per share (less issuance costs)           25      29,116           -         -          -            -    29,141
Amortization of deferred compensation                         -           -           -        77          -            -        77
Stock compensation expense                                    -          89                                                      89
Repayment of notes receivable from shareholders               -           -         801         -          -            -       801
Repurchase of 13,884 shares of common stock                   -        (173)          -         -          -            -      (173)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              $ 259  $  258,348   $  (1,344)   $    -    $     1   $ (211,288) $ 45,976
====================================================================================================================================

                             (see accompanying notes)

                          MATRIX PHARMACEUTICAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
---------------------------------------------------------------------------------------------------------------



                                                                        For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                     1998            1999            2000
---------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
     Net loss                                                   $   (21,349)    $   (20,998)    $   (23,321)
     Adjustments to reconcile net loss to net cash used by
     operating activities:
         Depreciation and amortization                                2,259           1,644           1,477
         Amortization of deferred compensation                          184             155              77
         Amortization of deferred income                               (560)           (560)           (560)
         Gain on sale & leaseback transaction                        (1,882)             --              --
         Repurchase of marketing rights                                (500)           (500)           (500)
         Other                                                          218             402             109
     Changes in assets and liabilities:
         Other current assets                                        (1,279)            852            (269)
         Deposits and other assets                                      482               5            (350)
         Notes receivable from related parties                          346             304              50
         Accounts payable                                            (1,524)            336             191
         Accrued compensation                                           172             255             241
         Deferred other income                                         (177)           (195)           (105)
         Restructuring costs                                         (1,550)           (513)             --
         Accrued clinical trial costs                                  (283)            (58)           (888)
         Other accrued liabilities                                      346            (285)            211
---------------------------------------------------------------------------------------------------------------
         Net cash used by operating activities                      (25,097)        (19,156)        (23,637)
Cash flows from investing activities:
     Capital expenditures                                            (1,016)           (398)           (541)
     Proceeds from sale of fixed assets                              17,744              --              --
     Net maturities of short-term investments                        18,944          10,766           8,831
---------------------------------------------------------------------------------------------------------------
         Net cash flows provided by investing activities             35,672          10,378           8,290
Cash flows from financing activities:
     Repayment of mortgage loan from sale                            (9,840)             --              --
     Payments on debt and capital lease obligations                  (1,718)         (1,900)         (1,172)
     Repayment of notes receivable from shareholders                     32             137             801
     Debt and capital lease financing                                 6,000              --              --
     Net cash proceeds from issuance of common stock                     72           1,743          31,554
---------------------------------------------------------------------------------------------------------------
     Net cash flows provided by (used in) financing activities       (5,454)            (20)         31,183
Net increase (decrease) in cash and cash equivalents                  5,121          (8,798)         15,836
Cash and cash equivalents at the beginning of period                 19,719          24,840          16,042
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of period                    $  24,840        $ 16,042         $31,878
===============================================================================================================
Supplemental disclosure of cash flow information:
       Interest paid                                              $   1,669        $  1,443         $ 1,331



                              (see accompanying notes)

                           MATRIX PHARMACEUTICAL, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. Matrix Pharmaceutical, Inc. (the "Company") was incorporated in California on February 11, 1985 and reincorporated in Delaware in January 1992. The Company develops and manufactures novel drug candidates for cancer based on its internal research and development capabilities and through in-licensing of product candidates from other pharmaceutical companies. The Company's contract manufacturing operation, Matrix Contract Services, specializes in contract aseptic manufacturing for clinical and commercial supply.

     The Company matured from its development stage to an operating company in 2000. As such, its financial statements are no longer prepared on a development stage basis. The Company has incurred net losses since inception and is expected to incur such losses for the next several years. To date, the Company has funded its operations primarily through stock issuances, capital asset lease financing and debt.

     Certain amounts have been reclassified to conform with current period classification. The reclassifications had no impact on the Company's historical operating results or financial position.

     REVENUE RECOGNITION. To date, the Company's primary source of revenue relates to its contract aseptic manufacturing for clinical and commercial supply. The Company recognizes such revenue when shipment has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met at the time the product is shipped.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany balances and transactions.

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company invests its excess cash in government and corporate debt securities. Highly liquid investments with original maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. All other investments are reported as short-term investments.

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

     STOCK BASED COMPENSATION. The Company accounts for its stock-based compensation arrangements using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net loss and net loss per share amounts as if compensation expense related to certain stock awards were recognized based on the fair value accounting rules under FAS 123 (see Note 9). Stock based compensation arrangements to non-employees are accounted for in accordance with FAS 123 and EITF 96-18, using a fair value approach, and the compensation cost of such arrangements are subject to remeasurement over their vesting terms, as earned.

     NET LOSS PER SHARE. Basic and diluted loss per share has been calculated using the weighted average common shares outstanding. Common equivalent shares from stock options and warrants are not included in the diluted loss per share calculations because their inclusion would be anti-dilutive.

     SEGMENTS. The Company operates in a single operating segment and, therefore, no additional segment disclosures have been provided.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     CONCENTRATIONS OF SALES. Sales to two customers represents approximately 22% of the total revenue reported in 2000.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or on the financial position of the Company.


2.  FINANCIAL INSTRUMENTS

                         Available for Sale Securities


(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------

                                                  2000                                           1999
                                  ---------------------------------------        ---------------------------------------




                                                    Gross                                     Gross
                                               Unrealized       Estimated                Unrealized       Estimated
                                                    Gains            Fair                     Gains            Fair
                                     Cost         (Losses)          Value        Cost       (Losses)          Value
------------------------------------------------------------------------------------------------------------------------
U.S. government securities        $  8,850                      $  8,850       $  8,100                   $ 8,100
Certificates of deposit             16,747              3         16,750         25,773         (44)       25,729
Commercial paper                    12,850             (5)        12,845          5,200                     5,200
Federal agencies                    14,399             (4)        14,395
Master notes                            13                            13          3,444                     3,444
Repurchase agreements                   20                            20          2,385                     2,385
------------------------------------------------------------------------------------------------------------------------
           Total                  $ 52,879             (6)      $ 52,873         44,902         (44)      $44,858
========================================================================================================================

     Included in cash equivalents at December 31, 2000 and 1999 are $30,781,000 and $13,929,000, respectively, of available-for-sale securities. All available-for-sale securities have maturities of less than one year.

3.  GAIN ON SALE AND LEASEBACK TRANSACTION

     In March 1998, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing related building improvements. Under the terms of the agreement, the Company will lease the facility for 13 years with options to renew up to an additional 25 years. Matrix will pay an average of $2,114,000 in annual lease expense.

     This rental expense is partially offset by rental income from a portion of the facility leased to another bio-pharmaceutical company. In 1996, the Company entered into an agreement to lease out a portion of its San Diego manufacturing facility. The original lease, which had a term of two years ending July 1998, was extended through July

1999 resulting in rental income of $4,472,000 during the three-year period. In September 1999, the Company entered into a three-year agreement to lease out a portion of its San Diego manufacturing facility resulting in rental income of $2,429,000 over the three-year life of the lease. In May 2000, the lease was amended to reflect the rental of additional space resulting in additional rental income of $1,434,000 over the remaining lease term.

     Net cash from the lease and loan agreement, after the payment of the existing mortgage and escrow and other related fees, totaled approximately $13,798,000 and is being used to fund operating expenses and capital purchases. The total gain on the transaction is $5,769,000, of which $1,882,000 was recognized during the year ended December 31, 1998 as an immediate gain while the remaining balance has been deferred and is being recorded to income over the 13-year lease term.

4.  OTHER INCOME

     Other income during 1998 of $6,791,000 includes the receipt of $4,000,000 from a settlement with an insurance company, $2,108,000 from the gain on sale and leaseback of the San Diego facility and $560,000 from amortization of a five-year non-compete agreement.

5.  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and consists of the following:


(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
December 31,                                                                            1999              2000
---------------------------------------------------------------------------------------------------------------------------
Leasehold improvements                                                              $   9,010          $  9,078
Laboratory and operating equipment                                                      6,404             6,532
Office and computer equipment                                                           3,512             3,848
---------------------------------------------------------------------------------------------------------------------------
                                                                                       18,926            19,458
Less accumulated depreciation and amortization                                         (7,066)           (8,534)
---------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                          $  11,860          $ 10,924
===========================================================================================================================

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

     As noted in Footnote 3, the Company completed an agreement with a real estate investment trust for the sale and leaseback of its San Diego office/laboratory and manufacturing facility and an adjacent parcel of land. The transaction was structured as an $18,425,000 sale and a $6,000,000 convertible loan secured by specific manufacturing-related building improvements. The loan bears interest at 11% per annum and the entire principal balance is due on March 26, 2002. The Company has the right, prior to the maturity date, to cause the lender to convert the loan to a lease agreement based upon the attainment of certain strategic alliances or joint ventures with a cumulative value in excess of $15,000,000 as measured by initial and milestone payments. In the event the Company meets certain milestones and chooses to exercise this option, rent shall be increased by $660,000 per year from approximately $1,920,000 as per the lease agreement. The lender also has the right to purchase the improvements in exchange for the outstanding principal balance of the loan up to $6,000,000 and to convert the loan to a lease agreement at any time during the loan period.

     In October 1997, the Company entered into a five-year equipment financing agreement for $10,000,000. The loan bears 9% interest per annum and matures in 2002.

     Assets purchased under debt (installment notes) or capital lease financing arrangements consist of building and related improvements, leasehold improvements, laboratory, operating, office and computer equipment with a cost of approximately $14,034,000 at December 31, 1999 and 2000. Accumulated depreciation of these assets totaled approximately $4,296,000 and $5,305,000 at December 31, 1999 and 2000, respectively. The weighted average interest rate for debt and capital lease obligations was 9.9% in 1999 and 2000. Future payments under capital leases, including interest of $20,000, total $139,000 as of December 31, 2000.

     Future payments under debt obligations, are as follows at December 31, 2000:


  (IN THOUSANDS)
  --------------------------------------------------------------------------------------------------------
                                                                                             Installment
  Years ending December 31,                                                                        Notes
  --------------------------------------------------------------------------------------------------------
  2001                                                                                       $       1,457
  2002                                                                                              10,910
  Thereafter                                                                                            34
  --------------------------------------------------------------------------------------------------------
  Total                                                                                             12,401
  Current portion                                                                                    1,457
  --------------------------------------------------------------------------------------------------------
  Amounts due after one year                                                                 $      10,944
  ========================================================================================================

7.  OPERATING LEASE COMMITMENTS

     The Company leased facilities in Fremont and San Diego in the State of California. Rent expense and sublease income under all of these arrangements respectively was approximately $2,346,000 in 1998, $2,673,000 in 1999 and $2,611,000 in 2000. Non-cancellable rental commitments under building and equipment operating leases are as follows at December 31, 2000:

(IN  THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Sublease
Years ending December 31,                                                       Commitments            Income         Net
---------------------------------------------------------------------------------------------------------------------------
2001                                                                                2,644          $  (1,521)     $  1,123
2002                                                                                2,633             (1,035)        1,598
2003                                                                                2,803                 --         2,803
2004                                                                                2,880                 --         2,880
2005                                                                                2,911                 --         2,911
Thereafter                                                                         19,440                 --        19,440
---------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                       33,311          $  (2,556)     $ 30,755
===========================================================================================================================

     The Company entered into an eighteen-year lease agreement beginning in January 1996, for a facility totaling approximately 50,000 square feet in Fremont, California. This facility includes administrative and research and development usage. This lease has an escalation clause in which the annual rent expense ranges from $420,000 to $1,034,000.

    The Company entered into an agreement with a real estate investment trust for the sale and leaseback of its San Diego manufacturing facility in March 1998. The lease has a term of 13 years with options to renew for up to 25 years in which the annual rent expense ranges from $1,920,000 to $2,373,000.

8.  STOCKHOLDERS' EQUITY

    PREFERRED SHARE PURCHASE RIGHTS PLAN. On April 17, 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan under which stockholders receive one one-hundredth Series B junior participating preferred share purchase rights for each share of Matrix common stock. The rights will be distributed as a non-taxable dividend, will expire on May 28, 2005, and will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the Company's common stock. The Board of Directors designated 150,000 shares as Series B junior participating preferred stock. As of December 31, 2000, no shares were issued or outstanding.

9. STOCK OPTION PLANS

     1991 DIRECTORS' STOCK OPTION PLAN. The Board of Directors adopted a Directors Stock Option Plan (the "Directors Plan") in 1991. Under the Directors Plan, as originally adopted, each individual who first becomes a non-employee member of the Board of Directors was automatically granted a non-statutory option to purchase 40,000 shares of common stock, which would vest over a three-year period. Each non-employee director (upon re-election to the Board) automatically received an option to purchase 3,000 shares of common stock, which vest over a one-year period. In May 1994, an additional 200,000 shares were reserved for issuance pursuant to the Directors' Plan. In March 1997, the Directors' Plan was amended such that all vested, unexercised options would remain outstanding for the full 10-year option term, regardless of whether the optionee continued to serve on the Board. At the same time, an additional 250,000 shares were reserved for issuance under the Director's Plan. In May 2000, the Directors Plan was amended to effect the following changes: (i) reduce the number of shares of Common Stock subject to the automatic option grant made to an individual who first joins the Company's Board of Directors as a non-employee director from 40,000 to 20,000 shares;
(ii) increase the number of shares subject to the automatic option grant made to an individual upon re-election to the Company's Board of Directors as a non-employee director from 3,000 to 10,000 shares; (iii) make both the initial and annual re-election options immediately vested and exercisable for all the option shares upon grant and (iv) extend the term of the Directors Plan through December 31, 2005. The aggregate maximum number of shares which may be issued under the automatic option grant program is 592,858 shares. At December 31, 2000, the total number of common shares reserved for issuance under director's stock options was 592,858, of which 390,967 were exercisable and 103,033 remain available for grant. In 2000, 110,000 shares were granted and 13,000 stock options were exercised.

     1988 RESTRICTED STOCK PLAN. The Company's 1988 Restricted Stock Plan ("the Plan") permits the Company to (i) grant incentive options at 100 percent of fair value at the date of grant; (ii) grant non-qualified options at 85 percent of fair value or greater; and (iii) grant purchase rights authorizing the sale of common stock at 85 percent of fair value subject to stock purchase agreements. Options may become exercisable immediately or in installments over time as specified in each option agreement. Shares purchasable under immediately exercisable options and under purchase rights may be subject to repurchase by the Company in the event of termination of employment; the Company's repurchase right shall lapse in one or more installments over the purchaser's period of service. The term of the Plan was initially ten years, but was extended in March of 1997 through December 31, 2002 and again in February 2000 through December 31, 2005. Options have a maximum term of ten years, except options granted to ten-percent stockholders, which have a maximum term of five years. From May 1994 to June 1997, an additional 3,300,000 shares of common stock were reserved for issuance pursuant to the Plan. In March 1999 and May 2000, an additional 400,000 shares and 1,100,000 shares, respectively were reserved for issuance pursuant to the Plan. At December 31, 2000, the total number of common shares reserved for issuance under restricted stock options was 6,130,953 of which 956,462 remain available for grant.

     SHARED INVESTMENT PROGRAM. In March 1997, the Board of Directors authorized a special risk-sharing arrangement designated as the Shared Investment Program ("the Program"). Under the Program, the Company's executive officers and other key managerial personnel were given the opportunity to purchase shares of Common Stock in an individually designated amount per participant determined by a Committee of the Board of Directors. A total of 370,000 shares were purchased under the Program by nine eligible employees at $6.25 per share, the fair market value of the Common Stock on June 25, 1997, for an aggregate consideration of $2,312,500. The purchase price was paid through the participant's delivery of a full-recourse promissory note payable to the Company. Each note bears interest at 6.69% compounded semi-annually and has a maximum term of nine years. The notes are secured by a pledge of the purchased shares with the Company. The Company recorded notes receivables from participants in this program originally for $2,312,500 in the equity section in the Consolidated Balance Sheet. At December 31, 2000 the remaining balance of the original notes was $1,343,750.

Activity under the 1988 Restricted Stock Plan is as follows:


                                                                     Stock awards and         Weighted average
                                              Shares                  stock options                   exercise
                                             available                 outstanding                       price
                                            --------------           -----------------      ---------------------
Balances at December 31, 1997                 1,073,775                  2,467,255            $      4.13


Grants of options                              (834,750)                   834,750            $      3.40

Exercise of options and issuance of
  stock awards                                       --                   (186,355)           $      0.42
Forfeitures                                     580,811                   (580,811)           $      4.05
                                               --------                  ---------
Balances at December 31, 1998                   819,836                  2,534,839            $      3.88

Additional authorization                        400,000                         --
Grants of options                            (1,111,575)                 1,111,575            $      3.80
Exercise of options and issuance of
  stock awards                                       --                   (477,100)           $      3.08
Forfeitures                                     283,416                   (283,416)           $      3.22
                                               --------                  ---------
Balances at December 31, 1999                   391,677                  2,885,898            $      4.05


Additional authorization                      1,100,000                         --
Grants of options                              (873,800)                   873,800            $     12.89
Exercise of options and issuance of
  stock awards                                       --                   (545,030)           $      3.26
Forfeitures                                     338,585                   (338,585)           $      5.89
                                               --------                  ---------
Balances at December 31, 2000                   956,462                  2,876,083            $      6.70
                                               ========                  =========

Ranges of exercise price for 2000 are as follows:

                                                OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                 -----------------------------------------------------   -----------------------------
                                                                           Weighted-
                                 Stock awards        Weighted-               average                        Weighted-
                                    and stock          average             remaining        Number of         average
                                      options         exercise           contractual       exercisable       exercise
Exercise price range              outstanding            price        life (in years)      options              price
-----------------------------    -------------       -----------      ---------------    -------------    ------------
  $     0.00      $     2.60          391,596         $    2.15                 6.8          181,947       $    2.09
  $     2.61      $     5.20        1,310,477         $    3.89                 6.5        1,077,284       $    3.91
  $     5.21      $     7.80          326,712         $    6.85                 7.8          128,229       $    6.82
  $     7.81      $    10.40          184,250         $    9.65                 9.3           21,961       $    9.18
  $    10.41      $    13.00          110,248         $   11.44                 5.7           76,692       $   11.27
  $    13.01      $    15.60          525,050         $   14.49                 9.4                -       $    0.00
  $    15.61      $    18.20           27,750         $   15.94                 9.6                -       $    0.00
                                 -------------       --- -------      --------------    -------------    ---- -------
                                    2,876,083         $    6.70                 7.4        1,486,113       $    4.39
                                 =============       === =======      ==============    =============    ==== =======

     On October 29, 1997, the Board of Directors approved a resolution to offer eligible employees, including executive officers, holding stock options granted under the Plan, the opportunity to exchange their existing stock options for new options at the then current fair market value of $3.94 per share. The resolution maintains the same vesting schedule for unvested shares as was applicable for the existing stock options, but increases the service period for those shares previously vested. Vested existing options exchanged for the new options vested 50% after six months and 50% after one year.

     The Company applies APB 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net loss per share is required by SFAS 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee and director stock options under the fair value method described in that Statement. The Black-Scholes option pricing model is used to calculate the fair value of these options for 1998, 1999, and 2000 with the following assumptions: dividend yield and expected life of zero % and 4 years, respectively, for all three years, volatility factors of 0.74 for 1998, 1.03 for 1999 and 1.03 for 2000 and a risk-free interest rate of 6.1% for 1998, 6.7% for 1999 and 5.1% for 2000.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted net loss per common share using the assumptions noted above.

     Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for 1998, 1999 and 2000 would have been as follows:

(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Years ended December 31,
                                                                                1998            1999             2000
---------------------------------------------------------------------------------------------------------------------------
Net loss - as reported                                                          $ (21,349)     $ (20,998)       $ (23,321)
Net loss - pro forma                                                            $ (22,525)     $ (22,807)       $ (26,927)
Basic and diluted net loss per share - as reported                              $   (0.97)     $   (0.94)       $   (0.97)
Basic and diluted net loss per share - pro forma                                $   (1.02)     $   (1.02)       $   (1.11)

         The weighted average fair value of options granted at fair market value during 1998, 1999, and 2000, is estimated at $2.01, $1.36 and $9.55, respectively, on the date of grant. The weighted average fair value of options granted at below fair market value during 1999 is estimated at $0.92 on the date of grant. No options were granted at below fair market value in 1998 or 2000.

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

         1999 EMPLOYEE STOCK PURCHASE PLAN. In May 1999, the "1999 Employee Stock Purchase Plan" was approved by the shareholders with an initial 700,000 shares reserved. The Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 3,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Under the Plan in 2000, 98,109 shares were issued. As of December 31, 2000 under the Plan, 98,109 shares in total have been issued.

10. INCOME TAXES

         As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $208,000,000 and $51,000,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $4,200,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2001 through 2020, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2005, if not utilized.

         Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company does not expect the limitation to impact its ability to utilize all of its current net operating loss and credit carryforwards.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes for the years ended December 31, 1999 and 2000 are as follows:

(In  thousands)
--------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                       1999              2000
--------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
     Net operating loss carryforwards                                              $ 64,400          $ 73,700
     Research credits                                                                 6,200             6,500
     Other                                                                            9,400             7,200
--------------------------------------------------------------------------------------------------------------------------

     Total deferred tax assets                                                       80,000            87,400
     Valuation allowance for deferred tax assets                                    (80,000)          (87,400)
--------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                            $     --          $     --
==========================================================================================================================

         The net valuation allowance increased by $7,300,000 and $7,400,000 in 1999 and 2000, respectively.

11. RELATED PARTIES

         During the years ended December 31, 2000, 1999, and 1998, legal fees of approximately $24,000, $72,000 and $244,000, respectively, were paid to Brobeck, Phleger & Harrison, a law firm in which a current director of the Company previously served as a senior partner.

         In 1997, a former director of the Company received $750,000 in exchange for promissory notes secured by a deed of trust. The notes were payable in 1998 and accrued interest at 7% per annum. In 1998, the director repaid $346,000 of principal and accrued interest of $4,000. The remaining balance of $404,000 was repaid during 1999.

         During 1997, two officers received $100,000 and $500,000, respectively, in exchange for non-interest bearing promissory notes secured by deeds of trust. During 1999, one former officer received $100,000 in exchange for an interest bearing promissory note secured by a deed of trust and the note was repaid in 2000. During 2000, one officer received $100,000 in exchange for an interest-bearing promissory note secured by a deed of trust. The loans are to be forgiven over a period of three to seven years from their inception and one loan was amended in October 1999 to be forgiven in full upon receipt of marketing approval from the FDA for IntraDose. The compensation charge relating to the forgiveness is being amortized on a straight-line basis over the original note terms.

12. EMPLOYEE SAVINGS AND RETIREMENT PLAN

         The Company adopted a 401(k) savings and retirement plan in January 1990. The 401(k) Plan covers all eligible employees who are 21 years of age or older. In May 1996, the Board of Directors approved a matching contribution under the Company's 401(k) Plan. Under this program the Company makes a matching contribution on behalf of each eligible employee equal to 50% of their respective salary deferral contribution (which began on January 1, 1997). At the end of each quarter, the Company issues new shares of its common stock, using the fair market value, for its matching contribution. Company matching contributions were $295,000, $280,000, and $282,000 in 1998, 1999, and 2000,
respectively.

13. FMdC LICENSE AGREEEMENT

         In September 1998, the Company entered into an agreement to license a systemic anti-cancer agent known as FMdC for $4,000,000. Under the terms of the license agreement, the Company may be obligated to make additional milestone payments as follows: payment upon commencement of phase III clinical trials of $3,000,000 and payment upon market approval of $8,000,000.

14. QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

-------------------------------------------------------------------------------------------------------
                                               MAR. 31      JUN. 30      SEPT. 30      DEC. 31
-------------------------------------------------------------------------------------------------------
2000
Revenues from contract services               $    170      $   262      $    620      $    487

Operating costs and expenses                     5,740        6,857         6,829         8,323
-------------------------------------------------------------------------------------------------------
Loss from operations                            (5,570)      (6,595)       (6,209)       (7,836)

Interest and other income, net                     414          521           910         1,044
-------------------------------------------------------------------------------------------------------
Net loss                                        (5,156)      (6,074)       (5,299)       (6,792)
-------------------------------------------------------------------------------------------------------
Basic and diluted net loss per common share   $ (0.22)      $(0.26)      $  (0.21)     $  (0.26)
-------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------
1999
Revenues from contract services               $    --       $   --       $    135      $    265

Operating costs and expenses                    5,767        6,033          5,733         5,972
-------------------------------------------------------------------------------------------------------
Loss from operations                           (5,767)      (6,033)        (5,598)       (5,707)

Interest and other income, net                    636          507            466           498
-------------------------------------------------------------------------------------------------------
Net loss                                       (5,131)      (5,526)        (5,132)       (5,209)
-------------------------------------------------------------------------------------------------------
Basic and diluted net loss per common share   $ (0.23)      $(0.25)      $  (0.23)     $  (0.23)
-------------------------------------------------------------------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Matrix Pharmaceutical, Inc.


We have audited the accompanying consolidated balance sheets of Matrix Pharmaceutical, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Pharmaceutical, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP


Palo Alto, California
January 20, 2001