Form 10-Q
period 2001-03-31
MATRIX PHARMACEUTICAL INC/DE
filed 2001-05-04
CIK 882194

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19750

MATRIX PHARMACEUTICAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation organization)	94-2957068 (I.R.S. Employer Identification Number)

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

26,155,239 shares
As of April 30, 2001

MATRIX PHARMACEUTICAL, INC.
TABLE OF CONTENTS

PART 1

FINANCIAL INFORMATION

MATRIX PHARMACEUTICAL, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$23,410	$31,878
Short-term investments	25,071	22,098
Other current assets	2,404	2,074

Total current assets	50,885	56,050
Property and equipment, net	10,829	10,924
Long-term notes from related parties	370	405
Deposits and other assets	105	454

Total assets	$62,189	$67,833

LIABILITIES
Current liabilities:
Accounts payable	$1,628	$1,803
Accrued compensation	985	1,590
Accrued clinical trial costs	441	559
Other accrued liabilities	1,340	1,409
Current portion of deferred other income	560	560
Current portion of debt and capital lease obligations	1,499	1,457

Total current liabilities	6,453	7,378
Debt and capital lease obligations, less current portion	10,593	10,944
Deferred other income	3,368	3,535

Total long-term liabilities	13,961	14,479
STOCKHOLDERS' EQUITY
Common stock	262	259
Additional paid-in capital	259,401	258,348
Notes receivable from shareholders	—	(1,344)
Accumulated other comprehensive income	24	1
Accumulated deficit	(217,912)	(211,288)

Total stockholders' equity	41,775	45,976

	$62,189	$67,833

(*)
Derived from audited financial statements.

See accompanying notes

MATRIX PHARMACEUTICAL, INC.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)	(Unaudited)
Revenues from contract services	$501	$170
Operating costs and expenses:
Contract services	229	111
Research and development	5,236	4,180
General & administrative	2,276	1,449

Total operating costs and expenses	7,741	5,740

Loss from operations	(7,240)	(5,570)
Interest and other income, net	616	414

Net loss	$(6,624)	$(5,156)

Basic and diluted net loss per common share	$(0.25)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per common share	26,028	22,920

See accompanying notes

MATRIX PHARMACEUTICAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended March 31,
	2001	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,624)	$(5,156)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and other	246	279
Changes in assets and liabilities:
Notes receivable from related parties	35	18
Deferred other income	(27)	(26)
Accrued compensation	(605)	(636)
Other changes in assets and liabilities	(343)	(1,048)

Net cash used in operating activities	(7,318)	(6,569)
Cash flows from investing activities:
Capital expenditures	(268)	(106)
Investment in available-for-sale securities	(85,121)	(5,246)
Maturities of investments	82,148	9,861

Cash flows provided by (used in) investing activities	(3,241)	4,509
Cash flows from financing activities:
Payments on debt and capital lease obligations	(309)	(217)
Net cash proceeds from:
Repayment of notes receivable from shareholders	1,344	31
Common stock stock	1,056	1,100

Cash flows provided by financing activities	2,091	914
Net decrease in cash and cash equivalents	(8,468)	(1,146)
Cash and cash equivalents at the beginning of period	31,878	16,042

Cash and cash equivalents at the end of period	$23,410	$14,896

See accompanying notes

MATRIX PHARMACEUTICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

1.  Basis of presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

  Certain items have been reclassified to conform to current period classification.

  The condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

2.  Comprehensive loss

  During the first quarter of 2001 and 2000, total comprehensive loss amounted to $6,601,000 and $5,062,000, respectively.

3.  Revenue Recognition

  To date, the Company's primary source of revenue relates to its contract aseptic manufacturing for clinical and commercial supply. The Company recognizes such revenue when shipment has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met at the time the product is shipped.

4.  New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by the Company effective January 1, 2001 and did not have an impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, including the Company's plans regarding the possible commercial launch of IntraDose, timing and outcome of regulatory reviews, additional Phase II trials for Head and Neck cancer and liver cancer and completion of the Phase II study of tezacitabine for colon cancer. Any such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited sales and marketing experience; limited manufacturing experience; dependence on sources of supply; uncertainty regarding patents and proprietary rights; rapid technological change and substantial competition; uncertainty of pharmaceutical pricing; no assurance of adequate reimbursement; dependence upon qualified and key personnel; product liability exposure; limited insurance coverage; hazardous materials and product risks; volatility of stock price; no dividends; and anti-takeover provisions, please see the "Risk Factors" section included in the company's 2000 Annual Report on Form 10-K and in this Form 10-Q as well as other factors discussed below and elsewhere in this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to March 31, 2001, the Company has incurred a cumulative net loss of approximately $217,912,000.

Revenue

    Revenues from Matrix Contract Services, or MCS, were $501,000 in the first quarter of 2001 compared to $170,000 in the first quarter of 2000. The increase for the quarter was due to a growth in the customer-base, larger contracts and repeat business.

Operating Costs and Expenses

    Contract services operating costs for the first quarter of 2001 increased to $229,000 compared to $111,000 for the first quarter of 2000. Higher spending to support the growth in the contract services business was the cause for the period-over-period increase in operating costs.

    Research and development expenses for the first quarter of 2001 increased by 25% to $5,236,000 compared to $4,180,000 for the first quarter of 2000. The increase was primarily due to higher personnel costs to support planned clinical programs, consulting expenses and higher utility costs at the MCS division in San Diego.

    General and administrative expenses for the first quarter of 2001 increased 57% to $2,276,000 compared to $1,449,000 for the first quarter of 2000. The increase was primarily due to higher marketing personnel costs, market preparation expenses for IntraDose and consulting expenses.

    Interest and other income increased by 49% to $616,000 for the first quarter of 2001 compared to $414,000 for the same period in 2000 primarily due to interest earned on higher cash and investment balances.

Liquidity and Capital Resources

    At March 31, 2001, the Company had $48,481,000 in cash, cash equivalents and marketable securities, compared to $53,976,000 at December 31, 2000. The Company used $7,318,000 and $6,569,000 for operating activities for the three months ended March 31, 2001 and March 31, 2000, respectively.

    The decrease of $5,495,000 in cash, cash equivalents and short-term investments during the first quarter of 2001 reflects $7,318,000 of cash disbursements used to fund operating activities, payments of $309,000 on debt and capital lease obligations and capital purchases of $268,000. This was partially offset by cash receipts of $1,056,000 received primarily from stock option exercises and $1,344,000 from employee loans.

    The Company has financed its operations and capital asset acquisitions from its inception through the sale of equity securities, interest income, and capital lease and debt financing. The Company expects to finance its continued operating requirements principally with cash on hand and marketable securities, additional capital that may be generated through equity and debt financings, collaborative agreements and revenues generated from MCS and IntraDose® if approved by the FDA.

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

    The Company expects revenues to increase as MCS continues to develop its clinical and commercial supply business. Also, if the FDA approves the Company's NDA application for IntraDose, related revenues may commence by 2002. Operating costs and expenses are expected to grow 25% due to increased headcount and other resources to prepare for the commercial launch of IntraDose®. In addition, the Company plans to expand its Medical and Clinical development programs and incur higher MCS costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the reported market risks since December 31, 2000.

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

We Have a History of Losses and Our Future Profitability Is Uncertain.

    We incorporated in 1985 and have experienced significant losses since that date. As of March 31, 2001, our accumulated deficit was $217,912,000. Our net loss for the years ended December 31, 2000, 1999, and 1998 was $23,321,000, $20,998,000 and $21,349,000, respectively. We have generated limited revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We cannot assure that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

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

    We intend to market and sell some of our product candidates, if successfully developed and approved, through our own dedicated sales force in the United States and through pharmaceutical licensees in Europe. We hope to have a partner in place in several European countries in approximately six to twelve months before pricing approval, although there is no assurance such a partner will be obtained. We cannot assure that we will be able to establish a successful direct sales organization or co-promotion or distribution arrangements. In addition, we cannot assure that we will be able to fund our marketing and sales expenses, some of which would be incurred before sales commence. If we fail to establish a marketing and sales capability in the United States or outside the United States, we will not be able to successfully commercialize our products.

We Have Limited Manufacturing Experience and May Not Be Able to Manufacture Products on a Commercial Scale.

    Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend, in part, upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations. We closed our manufacturing facilities in San Jose and Milpitas, California in March 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that we acquired in 1995 to meet our anticipated long-term commercial scale production requirements. We expect that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet our clinical requirements. We cannot assure that we will be able to validate this facility in a timely manner or that this facility will be adequate for our long-term needs without delaying our ability to meet product demand or to manufacture in a cost-effective manner. We expect to continue to use selected contract manufacturers, in addition to our own manufacturing capability, for some or all of our product components. If we fail to establish additional manufacturing capacity on a timely basis we will not be able to successfully commercialize our products.

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

    We have negotiated and intend to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in our products. Any interruption of supply could impair our ability to manufacture our products, complete clinical trials, or commercialize our products. In addition, the issuance in 1996 of a U.S. patent for cisplatin, a chemotherapeutic drug that is the active compound in our IntraDose Injectable Gel product, could limit our ability to commercialize this product in the United States, if the newly-issued patent were upheld, if IntraDose were found to infringe that patent, and if we were unable to obtain a license under that patent.

Our Patents and Proprietary Rights May Not Keep Us From Infringing the Rights of Others or May Not Prohibit Potential Competitors From Commercializing Products.

    Our success depends, in part, on our ability to obtain patent protection for our products and to preserve our trade secrets and operate without infringing on the proprietary rights of third parties. We have not conducted an exhaustive patent search and we cannot assure that patents do not exist or could not be filed, which would negatively affect our ability to market our products or maintain our competitive position with respect to our products. Additionally, our patents may not prevent others from developing competitive products using related technology. Further, other companies that obtain patents claiming products or processes useful to us may bring infringement actions against us. As a result, we may be required to obtain licenses from others to develop, manufacture or market our products. We cannot assure that we will be able to obtain any such licenses on commercially reasonable terms, if at all. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. We cannot assure that these third parties will not breach these agreements, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

    In 1996, for instance, the PTO granted a composition-of-matter patent for the cytotoxic drug cisplatin in the United States, which patent was exclusively licensed to another pharmaceutical company. An earlier patent covering the use of cisplatin in treating cancer was also licensed to this company, but expired in December 1996. We believe, on advice of patent counsel, that our IntraDose product candidate, which contains cisplatin, does not infringe this new composition-of-matter patent. Moreover, the 7th U.S. District Court found the key claims of this new patent invalid in October 1999. The ruling was appealed, but on March 23, 2001, the District Court's action was upheld by the US Circuit Court of Appeals. If the Circuit Court's decision is appealed and overturned, and if IntraDose were found to infringe that upheld patent, we cannot assure that we would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

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

Healthcare Reform and Restrictions on Reimbursement May Limit Our Returns on Our Products.

    The continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means may affect the future revenues, profitability, and availability of capital for biopharmaceutical companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. Specific legislation is currently being reviewed concerning the reimbursement of oncology drugs. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could negatively affect our prospects.

    Our ability to commercialize our products successfully will depend, in part, on the extent to which appropriate oncology-related reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations like HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit prices we can charge for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could impair our ability to sell our products and may negatively affect our business.

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

We May Have Significant Product Liability Exposure.

    We face an inherent business risk of exposure to product liability and other claims, in the event that the use of products during research or commercialization is alleged to have resulted in adverse effects. While we will continue to take precautions, we may not avoid significant product liability exposure. Although we maintain product liability insurance for clinical studies and contract service activities, this coverage may not be adequate. We may not be able to obtain adequate insurance coverage for future clinical or commercial activities at all, or at an acceptable cost. If we are sued for any injury caused by our technology or products, our liability could exceed our assets.

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

    Certain chemotherapeutic agents that we employ in our aqueous-based protein systems, Anhydrous Delivery Vehicles, and regional delivery technology are known to have toxic side effects, particularly when used in traditional methods of administration. Each product incorporating a chemotherapeutic agent will require separate FDA approval as a new drug, under the procedures specified above. Bovine collagen is a significant component of our protein matrix. Two rare autoimmune connective tissue conditions, polymyositis and dermatomyositis, have been alleged to occur with increased frequency in patients who have received cosmetic collagen treatments. Based upon the occurrence of these conditions, the FDA requested a major manufacturer of bovine collagen products for cosmetic applications to investigate the safety of such uses of its collagen. In October 1991, an expert panel convened by the FDA to examine this issue found no statistically significant relationships between injectable collagen and the occurrence of autoimmune disease, but noted that certain limitations in the available data made it difficult to establish a statistically significant association.

    In addition, bovine-sourced materials are of some concern because of potential transmission of Bovine Spongiform Encephalopathy, or BSE. We have taken precautions to minimize the risk of contamination of our collagen with BSE-causing agents, including the use of United States-sourced hides. The Committee for Proprietary Medicinal Products, a steering committee of the European Medicines Evaluation Agency, has determined that materials made from bovine skin are unlikely to result in any risk of contamination, indicating minimal risk of transmission of BSE. In March 2001, the European Directorate for the Quality of Medicines issued a Certification of Suitability for the bovine-derived collagen used for the manufacture of our products. However, marketing issues exist for Europe because of high levels of concern by the public about BSE and should BSE spread to the U.S., such concerns might also arise in the U.S. We have developed a back-up plan using non-bovine derived collagen, but significant risks may exist for such a program since non-bovine sourced collagen has not been tested on humans, and it would not be ready for marketing for several years.

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

    The following factors, among others, could have significant impact on the market for our common stock:

  •
  Future announcements concerning us,

  •
  Future announcements concerning our competitors,

  •
  Future announcements concerning other biopharmaceutical products,

  •
  Governmental regulation,

  •
  Developments in patent or other proprietary rights,

  •
  Litigation or public concern as to the safety of products that we or others have developed,

  •
  Changes or announcements of changes in reimbursement policies,

  •
  Period to period fluctuations in our operating results,

  •
  Changes in estimates of our performance by securities analysts, and

  •
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

We May Experience Power Blackouts And Higher Electricity Prices As A Result Of California's Current Energy Crisis, Which Could Disrupt Our Operations And Increase Our Expenses.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be unable temporarily to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop or provide our products or services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

MATRIX PHARMACEUTICAL, INC.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None

  (b)
  Reports on Form 8-K

        None

MATRIX PHARMACEUTICAL, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX PHARMACEUTICAL, INC.

Date: May 4, 2001	By:	/s/ DAVID W. PRITCHARD David W. Pritchard Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant as principal financial officer

QuickLinks

PART 1
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION