Form 10-Q
period 2001-06-30
MATRIX PHARMACEUTICAL INC/DE
filed 2001-08-13
CIK 882194

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

26,289,142 shares
As of August 3, 2001

MATRIX PHARMACEUTICAL, INC.
TABLE OF CONTENTS

PART 1
FINANCIAL INFORMATION

Page
Item 1.	Unaudited Financial Statements:
a.	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3
b.	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	4
c.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5
d.	Notes to Condensed Consolidated Financial Statements	6

MATRIX PHARMACEUTICAL, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$14,824	$31,878
Short-term investments	26,448	22,098
Other current assets	1,682	2,074

Total current assets	42,954	56,050
Property and equipment, net	10,554	10,924
Long-term notes from related parties	507	405
Deposits and other assets	105	454

Total assets	$54,120	$67,833

LIABILITIES
Current liabilities:
Accounts payable	$1,265	$1,803
Accrued compensation	1,435	1,590
Accrued clinical trial costs	404	559
Other accrued liabilities	1,021	1,409
Current portion of deferred other income	513	560
Current portion of debt and capital lease obligations	1,534	1,457

Total current liabilities	6,172	7,378
Debt and capital lease obligations, less current portion	10,197	10,944
Deferred other income	3,249	3,535

Total long-term liabilities	13,446	14,479
STOCKHOLDERS' EQUITY
Common stock	325	259
Additional paid-in capital	260,086	258,348
Notes receivable from shareholders	—	(1,344)
Accumulated other comprehensive income	39	1
Accumulated deficit	(225,948)	(211,288)

Total stockholders' equity	34,502	45,976

	$54,120	$67,833

(*) Derived from audited financial statements.

See accompanying notes

MATRIX PHARMACEUTICAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from contract services	$214	$262	$715	$432
Operating costs and expenses:
Contract services	151	170	380	280
Research and development	5,368	4,611	10,604	8,792
General and administrative	3,103	2,076	5,379	3,525

Total operating costs and expenses	8,622	6,857	16,363	12,597

Loss from operations	(8,408)	(6,595)	(15,648)	(12,165)
Interest and other income, net	372	521	988	935

Net loss	$(8,036)	$(6,074)	$(14,660)	$(11,230)

Basic and diluted net loss per common share	$(0.31)	$(0.26)	$(0.56)	$(0.49)

Weighted average shares used in computing
basic and diluted net loss per common share	26,183	23,039	26,105	22,979

See accompanying notes

MATRIX PHARMACEUTICAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended June 30,
	2001	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,660)	$(11,230)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and other	537	450
Changes in assets and liabilities:
Notes receivable from related parties	(102)	50
Deferred other income	(53)	(52)
Accrued compensation	(155)	(214)
Other changes in assets	(340)	(693)

Net cash used in operating activities	(14,773)	(11,689)
Cash flows from investing activities:
Capital expenditures	(362)	(255)
Net maturities of short-term investments	(4,350)	12,609

Net cash flows provided by (used in) investing activities activities	(4,712)	12,354
Cash flows from financing activities:
Payments on debt and capital lease obligations	(717)	(492)
Net cash proceeds from:
Repayment of notes receivable from shareholders	1,344	156
Net proceeds from issuance of common stock stock	1,804	1,281

Net cash flows provided by financing activities	2,431	945
Net increase (decrease) in cash and cash equivalents	(17,054)	1,610
Cash and cash equivalents at the beginning of period	31,878	16,042

Cash and cash equivalents at the end of period	$14,824	$17,652

See accompanying notes

MATRIX PHARMACEUTICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001

1.  Basis of presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    Certain items have been reclassified to conform to current period classification.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

2.  Comprehensive loss

    During the second quarter of 2001 and 2000, total comprehensive loss amounted to $8,021,000 and $6,094,000, respectively. For the first six months of 2001 and 2000, total comprehensive loss amounted to $14,622,000 and $11,156,000, respectively.

3.  Revenue Recognition

    To date, the Company's primary source of revenue relates to its contract aseptic manufacturing for clinical and commercial supply. The Company's customers have the right to inspect and reject products received if they do not meet customer-specified criteria. The Company performs extensive testing to ensure the products meet the customer-specified criteria prior to shipment. Therefore, the Company recognizes such revenue when shipment has occurred, the sales price is fixed or determinable, collectibility is probable and the products or services meet all of the customer-specified criteria. These criteria are met at the time the product is shipped.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, including our plans regarding the possible commercial launch of IntraDose, timing and outcome of regulatory reviews, additional Phase II trials for Head and Neck cancer and liver cancer and completion of the Phase II study of tezacitabine for colon cancer. Any such forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited sales and marketing experience; limited manufacturing experience; dependence on sources of supply; uncertainty regarding patents and proprietary rights; rapid technological change and substantial competition; uncertainty of pharmaceutical pricing; no assurance of adequate reimbursement; dependence upon qualified and key personnel; product liability exposure; limited insurance coverage; hazardous materials and product risks; volatility of stock price; no dividends; and anti-takeover provisions, please see the "Risk Factors" section included in the company's 2000 Annual Report on Form 10-K and in this Form 10-Q as well as other factors discussed below and elsewhere in this report. Except for our ongoing obligation to disclose material information as requested by federal securities laws, we do not intend to provide updates concerning any further revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this filing.

Results of Operations

  Three and Six Months Ended June 30, 2001 and 2000

    The Company has a history of operating losses and expects to incur substantial additional losses over the next several years as it continues to develop its products. For the period from its inception to June 30, 2001, the Company has incurred a cumulative net loss of $225,948,000.

Revenue

    Revenues from Matrix Contract Services, or MCS, were $214,000 in the second quarter of 2001 compared to $262,000 in the second quarter of 2000. This quarter-over-quarter decrease was primarily due to an increased focus on producing IntraDose in preparation for market launch, if approved by the FDA. MCS revenues for the first six months of 2001 were $715,000 compared to $432,000 for the same period of 2000. This period-over-period increase was due to a growth in the customer-base, larger contracts and repeat business.

Operating Costs and Expenses

    MCS operating costs for the second quarter of 2001 decreased to $151,000 compared to $170,000 for the second quarter of 2000. The lower quarter-over-quarter MCS revenue resulted in decreased operating costs. MCS operating costs increased to $380,000 for the first six months of 2001 compared to $280,000 for the same period of 2000. Higher spending to support the growth in the contract services business was the cause for the period-over-period increase in operating costs.

    Research and development expenses for the second quarter of 2001 increased by 16% to $5,368,000 compared to $4,611,000 for the second quarter of 2000. For the first six months of 2001, research and development expenses increased by 21% to $10,604,000 compared to $8,792,000 for the same period in 2000. Both period-over-period increases were primarily due to higher personnel costs to support planned clinical programs, increased regulatory consulting expenses and higher research-related utility costs at the MCS division in San Diego.

    General and administrative expenses for the second quarter of 2001 increased 49% to $3,103,000 compared to $2,076,000 for the second quarter of 2000. For the first six months of 2001, general and administrative expenses increased by 53% to $5,379,000 compared to $3,525,000 for the same period in 2000. Both period-over-period increases were primarily due to higher marketing personnel costs, market preparation expenses for IntraDose and increased consulting expenses.

    Net interest and other income for the second quarter of 2001 decreased by 29% to $372,000 from $521,000 for the same period in 2000. This quarter-over-quarter decrease is primarily attributable to declining interest rates and decreased interest earned on employee loans. Net interest and other income for the first six months of 2001 was $988,000 compared to $935,000 in the same period of 2000. This period-over-period increase is due to interest earned on higher cash and investment balances offset by declining interest rates.

Liquidity and Capital Resources

    At June 30, 2001, the Company had $41,272,000 in cash, cash equivalents and marketable securities, compared to $53,976,000 at December 31, 2000. The Company used $14,773,000 and $11,689,000 for operating activities for the six months ended June 30, 2001 and June 30, 2000, respectively.

    The decrease of $12,704,000 in cash, cash equivalents and short-term investments during the first six months of 2001 reflects $14,773,000 of cash disbursements used to fund operating activities, payments of $717,000 on debt and capital lease obligations, and capital purchases of $362,000. This was partially offset by cash receipts of $1,804,000 received primarily from stock option exercises and $1,344,000 from employee loans.

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

    The Company expects to incur substantial additional costs relating to the continued clinical development of its anti-cancer products, continued research and development programs, the development of manufacturing capabilities, and general working capital requirements. Assuming the approval by the FDA of IntraDose, we anticipate that our existing and current capital resources in addition to revenues from the sale of IntraDose and contract services, along with refinancing approximately $11,000,000 in existing debt, will enable us to maintain our current and planned operations through 2002. The Company may require additional outside financing to complete the process of bringing current products to market, if approved by the FDA, and there can be no assurance that such financing will be available on acceptable terms, if at all.

    The Company expects revenues to increase as MCS continues to develop its clinical and commercial supply business. Also, if the FDA approves the Company's NDA application for IntraDose, related revenues may commence by 2002.

    Operating costs and expenses in 2001 are expected to grow approximately 25% over 2000 due to increased employee headcount and other resources to prepare for the commercial launch of

IntraDose®. In addition, the Company plans to expand its Medical and Clinical development programs which will result in higher MCS costs.

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

    IntraDose® is a potential new approach to treating locally recurrent or metastatic cancers. It delivers high concentrations of cisplatin (an established chemotherapy agent) for an extended time period at the injection site while reducing systemic effects associated with intravenous administration.

    In May 1999, IntraDose received Fast-Track designation. Fast-Track designation allows the submission of portions of the NDA as sections are completed. During 2000, IntraDose received Orphan Drug status for recurrent or refractory head and neck cancer. The FDA may designate a product as an "Orphan Drug" if the drug is intended to treat a rare disease or condition. A disease or condition is considered rare if it affects fewer than 200,000 people in the United States, or which affects more than 200,000 people but for which the development costs of the drug, plus a reasonable profit, will not be recovered within seven years following FDA approval. Upon approval of the first NDA for a drug designated as an Orphan Drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for that drug for that indication for a period of seven years. Orphan Drugs may also be eligible for federal income tax credits for costs associated with drug's development. Fast-Track designation and Orphan Drug status does not imply any greater or lesser likelihood of a favorable or timely review of the complete NDA.

    In January 2001, the Company announced that it completed its submission to the FDA of its NDA for IntraDose. In March 2001, the FDA accepted the submission for filing and designated the IntraDose application for standard review. According to the published performance goals and procedures of the FDA Center for Drug Evaluation and Research, the goal of the FDA is to complete standard reviews on NDA submission in 2001 within 12 months. In July 2001, the Company announced that the Oncologic Drugs Advisory Committee, or ODAC, of the FDA is scheduled to review IntraDose® Injectible Gel in September 2001. Acceptance of the submission by the FDA does not imply that the FDA will review the product in a timely manner or approve the product.

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

Clinical Trials Required By the FDA and Other Regulatory Agencies Can Be Lengthy, Expensive and May Not Provide Positive Results.

    We completed two randomized placebo-controlled Phase III clinical trials for Intradose for head and neck cancer during 2000. In addition, we have conducted and plan to continue to undertake other extensive and costly clinical testing to assess the safety and efficacy of our potential products. If we fail to comply with FDA regulations applicable to clinical testing it could result in delay, suspension, or cancellation of this testing, or refusal by the FDA to accept the results of this testing. In addition, the FDA or we may modify or suspend clinical trials at any time if the FDA concludes that the subjects or patients participating in the trials are being exposed to unacceptable health risks. Further, we cannot assure that human clinical testing will show any current or future product candidate to be safe and effective or provide data suitable for submission to the FDA.

    We are conducting multiple clinical trials in the United States and Germany and Poland. The rate of completion of our clinical trials depends upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. We experienced slower than planned accrual of patients in two of our completed Phase III trials. Delays in completing enrollment in other clinical studies may result in increased costs and delays, which could harm our business. Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

    Additionally, we extended enrollment in a Phase II IntraDose trial beyond the original number of patients planned for that study. Final study results may be different from the preliminary outcomes as more patients have been entered into the study and as patients are followed for a longer period of time.

We Have a History of Losses and Our Future Profitability Is Uncertain.

    We incorporated in 1985 and have experienced significant losses since that date. As of June 30, 2001, our accumulated deficit was $225,948,000. Our net loss for the years ended December 31, 2000, six months ending June 30, 2001 and three months ended June 30, 2001 were $23,321,000, $14,660,000 and $8,036,000, respectively. We have generated limited revenues from our products or product candidates and expect to incur significant additional losses over the next several years. In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States. We cannot assure that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

Our Additional Financing Requirements and Limited Access to Financing May Adversely Affect Our Ability to Develop Products.

    We have expended and will continue to expend substantial funds to complete the research and development of our product candidates. At June 30, 2001, we had $41,272,000 in cash, cash equivalents and marketable securities. Assuming the approval by the FDA of IntraDose, we anticipate that our existing and current capital resources in addition to revenues from the sale of IntraDose and contract services, along with refinancing approximately $11,000,000 in existing debt, will enable us to maintain our current and planned operations through 2002. We will require additional funds to continue to support our existing operating needs. We expect to generate such additional funds, or funds required for operating after 2002, through equity or debt financings, collaborative agreements and revenues generated from our contract services as well as sales of Intradose. We cannot assure that such additional funds will be available on acceptable terms, if at all. Our failure to raise additional funds on a timely basis would require us to scale back or eliminate some or all of our research and development license programs to third parties of products or technologies that we would otherwise seek to develop ourselves.

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

We Have Limited Manufacturing Experience and May Not Be Able to Manufacture Products on a Commercial Scale.

    Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend, in part, upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations. We closed our manufacturing facilities in San Jose and Milpitas, California in March 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that we acquired in 1995 to meet our anticipated long-term commercial scale production requirements. We expect that the San Diego facility and contract manufacturers should provide sufficient production capacity to meet our clinical requirements. We cannot guarantee that the FDA will accept our San Diego manufacturing facility as being GMP compliant in a timely manner or that this facility will be adequate for our long-term needs without delaying our ability to meet product demand or to manufacture in a cost-effective manner. We expect to continue to use selected contract manufacturers, in addition to our own manufacturing capability, for some or all of our product components. If we fail to establish additional manufacturing capacity on a timely basis we will not be able to successfully commercialize our products.

Our Patents and Proprietary Rights May Not Keep Us From Infringing the Rights of Others or May Not Prohibit Potential Competitors From Commercializing Products and Our Dependence on Suppliers for Materials Could Impair Our Ability to Manufacture Our Products.

    Our success depends, in part, on our ability to obtain patent protection for our products and to preserve our trade secrets and operate without infringing on the proprietary rights of third parties. Our patent estate includes twelve U.S. patents, three European patents (each granted in at least ten different European countries), four Japanese patents, four Canadian patents, three Australian patents, as well as pending patent applications in the U.S. and foreign jurisdictions. At least three of the U.S. patents specifically cover the IntraDose formulation. These are U.S. Patents Nos. 6,077,545; 6,224,883; and Re. 35,748. An Australian patent corresponding to U.S. Patents 6,077,545 and 6,224,883 has also been granted. In addition, foreign patents corresponding to Re. 35,748 have been granted in Europe, Japan Canada and Australia. We have not conducted an exhaustive patent search and we cannot assure that patents do not exist or could not be filed, which would negatively affect our ability to market our products or maintain our competitive position with respect to our products. Additionally, our patents may not prevent others from developing competitive products using related technology. Further, other companies that obtain patents claiming products or processes useful to us may bring infringement actions against us. As a result, we may be required to obtain licenses from others to develop, manufacture or market our products. We cannot assure that we will be able to obtain any such licenses on commercially reasonable terms, if at all. We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. We cannot assure that these third parties will not breach these agreements, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors.

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

    In 1996, for instance, the PTO granted U.S. Patent 5,562,925 which claims a composition-of-matter for the cytotoxic drug cisplatin, which patent was exclusively licensed to Bristol-Myers Squibb Company. An earlier patent covering the use of cisplatin in treating cancer was also licensed to this company, but expired in December 1996. We believe that IntraDose, which contains cisplatin, does not infringe this composition-of-matter patent. Moreover, a U.S. District Court found the key claims of this patent invalid in October 1999. The District Court ruling was affirmed by the U.S. Court of Appeals for the Federal Circuit on March 23, 2001. Although a petition for certiorari may be filed with the U.S. Supreme Court, we believe that, even if filed, it is unlikely that the Supreme Court will grant such a petition. However, if the decision of the Federal Circuit is reversed, we cannot assure that we would be able to obtain a license to the patent on commercially reasonable terms, if at all, in order to commercialize IntraDose in the United States.

    Foreign patent applications covering IntraDose are pending in Canada, Europe, Japan and Korea. We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognize that our patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents.

    Additionally, several of the materials used in our product candidates are available from a limited number of suppliers. These items, including collagen gel and various bulk drug substances, have generally been available to us on commercially reasonable terms. If our manufacturing facilities are not able to produce sufficient quantities of collagen gel in accordance with applicable regulations, we would have to obtain collagen gel from another source and gain regulatory approval for that source. We cannot assure that we would be able to locate an alternative, cost-effective and FDA approvable source of supply for collagen gel.

    We have negotiated and intend to continue to negotiate supply agreements, as appropriate, for the raw materials and components utilized in our products. Any interruption of supply could impair our ability to manufacture our products, complete clinical trials, or commercialize our products.

Rapid Technological Change and Substantial Competition May Impair Our Business.

    The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources than us, and represent significant competition for us. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase these competitors' financial, marketing and other resources. We cannot assure that developments by others will not render our products or technologies noncompetitive or that we will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Products currently in clinical trials for head and neck cancer include ImClone "C-225", Onyx Pharmaceuticals/Pfizer Pharmaceuticals "Onyx-015", and OSI Pharmaceuticals/Roche/Genentech "Tarceva". Competitive products in the liver cancer area include radio frequency ablation devices currently approved, as well as some drugs reported to be in early stage clinical trials. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic endpoints than products that we are developing and it is not clear at this stage of development whether they will be competitive or complementary in nature to our products. These competing products may be more effective and less costly than the products that we are developing. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will compete with our products.

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

    We are highly dependent on our President and Chief Executive Officer, Michael D. Casey, as well as our Senior Vice President, Medical Affairs, Richard D. Leavitt, M.D., both of whom are employed at-will pursuant to letter agreements with us dated August 25, 1997 and November 8, 1996, respectively. If we lose their services we may not achieve our objectives. Because of the specialized nature of our business, our ability to maintain our competitive position depends on our ability to attract and retain qualified management and scientific personnel. We operate in geographical areas where competition for such critical resources is intense, time consuming and expensive. We cannot assure that we will be able to continue to attract or retain such persons.

We May Have Significant Product Liability Exposure.

    We face an inherent business risk of exposure to product liability and other claims, in the event that the use of products during research or commercialization is alleged to have resulted in adverse effects. While we will continue to take precautions, we may not avoid significant product liability exposure. Although we maintain product liability insurance for clinical studies and contract service activities in the amount of $4,000,000 per occurrence or $4,000,000 in the aggregate on a claims-made basis, this coverage may not be adequate. We may not be able to obtain adequate insurance coverage for future clinical or commercial activities at all, or at an acceptable cost. If we are sued for any injury caused by our technology or products, our liability could exceed our assets.

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

Our Stock Price Could Continue to Be Volatile and Shareholders May Not Be Able to Resell Their Shares At or Above the Price They Paid for Them.

    The market price for our common stock and the market for biopharmaceutical and biotechnology companies' securities in general are highly volatile and have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the market price of our common stock fluctuated between $6.75 and $17.00 per share during the six months ended June 29, 2001.

    The following factors, among others, could have significant impact on the market for our common stock:

  •
  Future announcements concerning us,

  •
  Future announcements concerning our competitors,

  •
  Future announcements concerning other biopharmaceutical products,

  •
  Governmental regulation,

  •
  Actual or potential clinical results with respect to our products under development or those of our competitors,

  •
  Developments in patent or other proprietary rights,

  •
  Litigation or public concern as to the safety of products that we or others have developed,

  •
  Changes or announcements of changes in reimbursement policies,

  •
  Period to period fluctuations in our operating results,

  •
  Changes in estimates of our performance by securities analysts, and

  •
  General market conditions.

Our Policy of Not Declaring Dividends Could Limit Shareholder's Return on Their Investment.

    We have not paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. As a result our shareholder's sole source of any return on their investment will be price appreciation of our common stock.

Our Certificate of Incorporation and Bylaws Include Provisions that Could Make Attempts By Shareholders to Change Management More Difficult.

    Some of the provisions of our Certificate of Incorporation and Bylaws may make attempts by shareholders to change management more difficult. Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for shareholders to acquire a majority of our outstanding voting stock and to effect a change in management.

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

Item 2. Changes in Securities

    On May 25, 2001, the Company filed a registration statement on Form S-3 (333-61616) with the Securities and Exchange Commission pursuant to which the Company proposed to register $30,000,000 worth of Common Stock, shares of Preferred Stock, options, warrants and other rights to purchase shares of the Company's Common or Preferred Stock. On July 2, 2001, July 23, 2001 and July 26, 2001, the Company filed amendments to the registration statement. On August 3, 2001, the registration statement was declared effective. There have been no sales to date under the registration statement.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's 2001 Annual Meeting of Stockholders was held on May 8, 2001. The following actions were taken at the Annual Meeting. As of March 20, 2001, the record date, 26,122,196 shares were entitled to vote at the Annual Meeting:

    The following directors were elected:

	For	Withheld
Eric K. Brandt	18,809,990	1,772,660
Michael D. Casey	18,233,659	2,348,991
Stephen B. Howell, M.D.	18,811,440	1,771,210
Marvin E. Jaffe, M.D.	18,717,441	1,865,209
Bradley G. Lorimier	18,717,891	1,864,759
Julius L. Pericola	18,808,790	1,773,860

    The following additional matters were submitted to the stockholders for vote and approved:

    Approval of an amendment to the Company's 1988 Restricted Stock Plan to increase the maximum number of shares of Common Stock authorized for issuance under the Plan by an additional 1,050,000 shares. Of the total shares voting on the foregoing resolution, 15,460,857 voted in favor, 5,086,068 voted against and 35,725 abstained.

    Approval of an amendment to the Company's 1991 Directors Stock Option Plan to increase the maximum number of shares of Common Stock authorized for issuance under the Directors Plan by an additional 200,000 shares. Of the total shares voting on the foregoing resolution, 18,235,861 voted in favor, 2,311,734 voted against and 35,055 abstained.

    Ratification of the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending December 31, 2001. Of the total shares voting on the foregoing resolution, 20,139,424 voted in favor, 404,569 voted against and 38,657 abstained.

    Other matters discussed in the Company's Definitive Proxy Statement, filed with the SEC on April 2, 2001, were withdrawn by the Company and were not submitted to a vote of stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX PHARMACEUTICAL, INC.

Date: August 13, 2001	By: /s/ DAVID W. PRITCHARD David W. Pritchard Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant as principal financial officer

QuickLinks

MATRIX PHARMACEUTICAL, INC. TABLE OF CONTENTS
PART 1 FINANCIAL INFORMATION
MATRIX PHARMACEUTICAL, INC. Condensed Consolidated Balance Sheets (In thousands)
MATRIX PHARMACEUTICAL, INC. Condensed Consolidated Statements of Operations (In thousands, except per share amounts)
MATRIX PHARMACEUTICAL, INC. Condensed Consolidated Statements of Cash Flows (In thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION RISK FACTORS
SIGNATURE