Form 10-Q
period 2001-09-30
MATRIX PHARMACEUTICAL INC/DE
filed 2001-11-09
CIK 882194

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number    0-19750

MATRIX PHARMACEUTICAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94–2957068
(State or other jurisdiction of incorporation organization )	(I.R.S. Employer Identification Number)

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.01 par value, outstanding as of the latest practicable date.

26,527,830 shares

As of October 31, 2001

MATRIX PHARMACEUTICAL, INC.

MATRIX PHARMACEUTICAL, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$17,738	$31,878
Short-term investments	15,288	22,098
Other current assets	2,163	2,074
Total current assets	35,189	56,050

Property and equipment, net	10,526	10,924
Long-term notes from related parties	470	405
Deposits and other assets	124	454
Total assets	$46,309	$67,833

LIABILITIES
Current liabilities:
Accounts payable	$1,988	$1,803
Accrued compensation	555	1,590
Accrued clinical trial costs	638	559
Other accrued liabilities	1,003	1,409
Current portion of deferred income	373	560
Current portion of debt and capital lease obligations	7,552	1,457
Total current liabilities	12,109	7,378
Debt and capital lease obligations, less current portion	3,872	10,944
Deferred other income	3,223	3,535
Total long-term liabilities	7,095	14,479

STOCKHOLDERS' EQUITY
Common stock	327	259
Additional paid-in capital	260,495	258,348
Notes receivable from stockholders	-	(1,344)
Accumulated other comprehensive income (loss)	69	1
Accumulated deficit	(233,786)	(211,288)
Total stockholders’ equity	27,105	45,976
	$46,309	$67,833

(*) Derived from audited financial statements.

See accompanying notes

MATRIX PHARMACEUTICAL, INC.

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues from contract services	$773	$620	$1,488	$1,052

Operating costs and expenses:
Contract services	440	406	820	687
Research and development	5,499	4,692	16,103	13,483
General and administrative	2,921	1,731	8,300	5,256
Total costs and expenses	8,860	6,829	25,223	19,426

Loss from operations	(8,087)	(6,209)	(23,735)	(18,374)

Interest and other income, net	249	910	1,237	1,845

Net loss	$(7,838)	$(5,299)	$(22,498)	$(16,529)

Basic and diluted net loss per common share	$(0.30)	$(0.21)	$(0.86)	$(0.70)

Weighted average shares used in computing
basic and diluted net loss per common share	26,353	24,828	26,188	23,596

See accompanying notes

MATRIX PHARMACEUTICAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(22,498)	$(16,529)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and other non-cash charges	915	637
Changes in assets and liabilities:
Notes receivable from related parties	(65)	66
Deferred other income	(79)	(79)
Accrued compensation	(1,035)	(147)
Other changes in assets	99	(245)
Net cash used in operating activities	(22,663)	(16,297)
Cash flows from investing activities:
Capital expenditures	(682)	(384)
Net maturities of short-term investments	6,810	11,879
Net cash flows provided by investing activities	6,128	11,495
Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,164)	(827)
Net cash proceeds from:
Repayment of notes receivable from stockholders	1,344	890
Issuance of common stock	2,215	30,888
Net cash flows provided by financing activities	2,395	30,951
Net increase (decrease) in cash and cash equivalents	(14,140)	26,149
Cash and cash equivalents at the beginning of period	31,878	16,042
Cash and cash equivalents at the end of period	$17,738	$42,191

See accompanying notes

MATRIX PHARMACEUTICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

1.             Basis of presentation

The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company, without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented have been made.  The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

2.             Comprehensive loss

During the third quarter of 2001 and 2000, total comprehensive loss amounted to $7,808,000 and $5,272,000, respectively.  For the first nine months of 2001 and 2000, total comprehensive loss amounted to $22,430,000 and $16,428,000, respectively.

3.             Revenue Recognition

To date, the Company’s primary source of revenue relates to its contract aseptic manufacturing for clinical and commercial supply.  The Company’s customers have the right to inspect and reject products received if they do not meet customer-specified criteria.  The Company performs extensive testing to ensure the products meet the customer-specified criteria prior to shipment.  Therefore, the Company recognizes such revenue when shipment has occurred, the sales price is fixed or determinable, collectibility is probable and the products or services meet all of the customer-specified criteria.  These criteria are met at the time the product is shipped.

4.             New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (“FAS 141”) Business combinations and Number 142, (“FAS 142”) Goodwill and Other Intangible Assets.  FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  FAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with the Statements at lease annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001.  The Company does not expect the adoption of FAS 142 to have a material impact on the Company’s results of operations and its financial position as the Company has no significant goodwill or intangible assets.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years.  FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale.  The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operation.

5.             Subsequent Event

On October 10, 2001, the Company announced a restructuring plan to support a focused oncology research and development effort.  Plans to move forward rapidly with the clinical development of tezacitabine, a novel chemotherapy candidate; submission of an application for IntraDose® (cisplatin/epinephrine) Injectable Gel for head and neck cancer in Europe; and identifying partnering opportunities have provided Matrix with revised corporate objectives requiring a shift in its business structure.

The first significant change in the structure of Matrix is the proposed sale of our manufacturing operations based in San Diego.  Matrix has begun the process of preparing the entire manufacturing operation for sale to a company whose immediate goals are more closely aligned with those of manufacturing.  The manufacturing operations as of September 30, 2001 included approximately $7,717,000 of assets, primarily property and equipment.  Approximately $9,000,000 of the Company’s $11,000,000 of debt is secured by assets in our manufacturing operations.  In addition to the proposed sale of the San Diego manufacturing operations, Matrix has streamlined its business in Fremont, California through a workforce reduction of approximately 40% (excluding the manufacturing division). The newly focused team at Matrix will concentrate on research and development efforts for tezacitabine, as well as establishing opportunities for partnering. The Company’s restructuring is designed to reduce the overall monthly burn rate to approximately $1,400,000, assuming successful completion of the sale of the manufacturing division.  Restructuring costs (excluding the manufacturing division), including severance and other expenses, are estimated to be approximately $1,000,000.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q may contain, in addition to historical information, forward-looking statements, including without limitation, statements regarding the timing and outcome of regulatory reviews and clinical trials. Any such forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. For additional information, including risk factors, such as no assurance of regulatory approvals; uncertainties associated with clinical trials; history of losses; future profitability uncertain; additional financing requirements and uncertain access to capital markets; limited manufacturing and sales and marketing experience; dependence on sources of supply; uncertainty regarding patents and proprietary rights; rapid technological change and substantial competition; uncertainty of pharmaceutical pricing; no assurance of adequate reimbursement; dependence upon qualified and key personnel; product liability exposure; limited insurance coverage; hazardous materials and product risks; volatility of stock price; no dividends; and anti-takeover provisions, please see the “Risk Factors” section included in the our 2000 Annual Report on Form 10-K and in this Form 10-Q as well as other factors discussed below and elsewhere in this report.  Matrix disclaims, however, any intent or obligation to update these forward-looking statements.

Results of Operations

We have a history of operating losses and expect to incur substantial additional losses over the next several years as we continue to develop our products.  For the period from our inception to September 30, 2001, we have incurred a cumulative net loss of $233,786,000.

Three and Nine Months Ended September 30, 2001 and 2000

Revenue

Revenues for the third quarter of 2001 increased to $773,000, compared to $620,000 for the third quarter of 2000.  For the nine months ended September 30, 2001, revenues were $1,488,000, compared to $1,052,000 for the same period of 2000.  Development of the Matrix Contract Services (MCS) division in San Diego, which resulted in an increased customer base, was the cause for both period-over-period increases in revenue.

Operating Costs and Expenses

Contract services operating costs for the third quarter of 2001 increased to $440,000, compared to $406,000 for the third quarter of 2000.  For the nine months ended September 30, 2001, contract services costs were $820,000, compared to $687,000 for the same period of 2000.  Higher spending to support the growth in the contract services business was the cause for both period-over-period increases in operating costs.

Research and development expenses for the third quarter of 2001 increased by 17% to $5,499,000, compared to $4,692,000 for the third quarter of 2000.  The increase was primarily due to higher regulatory consulting expenses and San Diego plant operating costs.  This was partially offset by higher NDA preparation costs in the third quarter of 2000.  For the first nine months ended September 30, 2001, research and development expenses increased by 19% to $16,103,000, compared to $13,483,000 for the same period in 2000.  The increase was primarily due to an increase in personnel costs, higher regulatory consulting expenses and San Diego plant operating costs.

General and administrative expenses for the third quarter of 2001 increased 69% to $2,921,000, compared to $1,731,000 for the third quarter of 2000.  This increase was primarily due to higher market preparation expenses for IntraDose® and consulting expenses.  For the first nine months of 2001, general and administrative expenses increased by 58% to $8,300,000, compared to $5,256,000 for the same period in 2000.  The increase was primarily due to an increase in personnel costs, higher market preparation expenses for IntraDose® and an increase in consulting expenses.

Net interest and other income (net) for the third quarter of 2001 decreased to $249,000, compared to $910,000 for the third quarter of 2000.  Lower interest income resulted from declining cash balances and lower interest rates on investments.  For the nine months ended September 30, 2001, interest and other income (net) was $1,237,000, compared to $1,845,000 for the same period of 2000.  The decrease was due to the same reasons as noted for the third quarter of 2001.

Liquidity and Capital Resources

At September 30, 2001, Matrix had $33,026,000 in cash, cash equivalents and short-term investments, compared to $53,976,000 at December 31, 2000.  We used $22,663,000 and $16,297,000 for operating activities for the nine months ended September 30, 2001 and September 30, 2000, respectively.

The decrease of $20,950,000 in cash, cash equivalents and short-term investments during the first nine months of 2001 reflects $22,663,000 of cash used to fund operating activities, payments of $1,164,000 on debt and capital lease obligations, and capital purchases of $682,000, partially offset by cash receipts of $2,215,000 received primarily from stock option exercises and $1,344,000 from repayment of employee loans.

We have financed our operations and capital asset acquisitions from inception through the sale of equity securities, interest income, and capital lease and debt financing.  We expect to finance our continued operating requirements principally with cash on hand, as well as additional capital that may be generated through equity and debt financings and collaborative agreements.

Our working capital and capital requirements will depend on numerous factors, including the progress of our research and development programs, pre-clinical testing and clinical trial activities, the timing and cost of obtaining regulatory approvals, the levels of resources that we devote to the development of manufacturing and marketing capabilities, technological advances and the status of competitors.

Subsequent Event

On October 10, 2001, Matrix announced a restructuring plan to support a focused oncology research and development effort.  Plans to move forward rapidly with the clinical development of tezacitabine, a novel chemotherapy candidate; submission of an application for IntraDose® (cisplatin/epinephrine) Injectable Gel for head and neck cancer in Europe; and identifying partnering opportunities have provided Matrix with revised corporate objectives requiring a shift in our business structure.

The first significant change in the structure of Matrix is the proposed sale of our manufacturing operations based in San Diego.  Matrix has begun the process of preparing the entire manufacturing operation for sale to a company whose immediate goals are more closely aligned with those of manufacturing.  The manufacturing operations as of September 30, 2001 included approximately $7,717,000 of assets, primarily property and equipment.  Approximately $9,000,000 of the Company’s $11,000,000 of debt is secured by assets in our manufacturing operations.  In addition to the proposed sale of the San Diego manufacturing operations, Matrix has streamlined its business in Fremont, California through a workforce reduction of approximately 40% (excluding the manufacturing division).  The newly focused team at Matrix will concentrate on research and development efforts for tezacitabine, as well as on establishing opportunities for partnering.  The Company’s restructuring is designed to reduce the overall monthly burn rate to approximately $1,400,000 assuming successful completion of the sale of the manufacturing division.  Restructuring costs (excluding the manufacturing division), including severance and other expenses, are estimated to be approximately $1,000,000.

Following this restructuring, Matrix expects to incur substantial additional costs relating to the continued clinical development of our oncology products, continued research and development programs and general working capital requirements.  At September 30, 2001, Matrix had $33,026,000 in cash, cash equivalents and marketable securities.  Assuming the sale of MCS, we anticipate that our existing resources, along with either refinancing or transferring through the sale of MCS approximately $11,000,000 in existing debt, will enable us to maintain our planned operations through 2002.  We will require additional funds to continue to support our operating needs beyond 2002.  We will need to generate such additional funds for operations after 2002 through equity or debt financings and/or collaborative agreements.  We cannot assure that such additional funds will be available on acceptable terms, if at all.  We also cannot assure that MCS will be sold or that a potential MCS buyer would assume existing debt.  We may require additional outside financing to complete the process of bringing current products to market, and we cannot assure that such financing will be available on favorable terms, if at all.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2000.

PART II.  OTHER INFORMATION

RISK FACTORS

The Regulatory Approval Process is Expensive, Time Consuming, and Uncertain and May Prevent Us from Obtaining Required Approvals for the Commercialization of Our Products or May Negatively Impact the Ongoing Marketing of Products When Approved.

The pre-clinical and clinical testing, manufacturing, and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the U.S. Food and Drug Administration (FDA) and the European Medicines Evaluation Agency (EMEA).  Among other requirements, the FDA must approve our product candidates, manufacturing processes and production facilities before we may market our products in the United States.  Similarly, a foreign governmental authority, such as the EMEA, must typically approve the marketing of a product before that product's manufacturer can market it in a particular foreign country.  We have only limited experience in submitting and pursuing regulatory applications.  The process of obtaining FDA or EMEA approvals can be costly, time-consuming and subject to unanticipated delays, and we can give no assurance that either the FDA or EMEA will grant us any approvals on a timely basis, or at all.  We currently have had no products approved by the FDA and have had only one product approved in nine countries in Europe and we do not expect to achieve profitable operations unless our product candidates now under development receive FDA, EMEA, and/or other foreign regulatory approval and are thereafter commercialized successfully.

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

In addition, prior to approval of a product, the FDA or EMEA must inspect and accept the product's manufacturing facilities.  We cannot assure that the FDA or EMEA will accept our manufacturing arrangements, and failure to receive or maintain such acceptance would prevent us from successfully commercializing our products.

Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process or after approval, may result in adverse consequences, including the FDA's or EMEA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the NDA holder.  In addition, the subsequent discovery of previously unknown problems relating to a marketed product may result in restrictions on such product, manufacturer, or the NDA holder, including withdrawal of the product from the market.  Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Our product, IntraDose® (cisplatin/epinephrine) Injectable Gel, is a potential new approach to treating locally recurrent or metastatic cancers.  It delivers high concentrations of cisplatin (an established chemotherapy agent) for an extended time period at the injection site while reducing systemic effects associated with intravenous administration.

In May 1999, IntraDose received Fast-Track designation.  Fast-Track designation allows the submission of portions of the NDA as sections are completed.  During 2000, IntraDose received Orphan Drug status for recurrent or refractory head and neck cancer.  The FDA may designate a product as an "Orphan Drug" if the drug is intended to treat a rare disease or condition.  A disease or condition is considered rare if it affects fewer than 200,000 people in the United States, or which affects more than 200,000 people but for which the development costs of the drug, plus a reasonable profit, will not be recovered within seven years following FDA approval.  Upon approval of the first NDA for a drug designated as an Orphan Drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for that drug for that indication for a period of seven years.  Orphan Drugs may also be eligible for federal income tax credits for costs associated with drug development.  Fast-Track designation and Orphan Drug status does not imply any greater or lesser likelihood of a favorable or timely review of the complete NDA.

In January 2001, the Company announced that it had completed its submission to the FDA of its NDA for IntraDose.  In March 2001, the FDA accepted the submission for filing and designated the IntraDose application for standard review.  In July 2001, the Company announced that the Oncologic Drugs Advisory Committee, or ODAC, of the FDA was scheduled to review IntraDose on September 10, 2001. On September 7, 2001, the FDA made public its review of the IntraDose NDA.  The FDA review indicated that the NDA was not an approvable application.  On September 10, 2001, members of the ODAC voted 13-0 that, under a standard approval scenario, the Company had not demonstrated substantial evidence that IntraDose is safe and effective in the treatment of symptomatic recurrent head and neck cancer.  The ODAC also discussed the question of whether or not tumor response rates in the two clinical trials were reasonably likely to predict clinical benefit.  On this issue, six panel members voted "yes" and seven "no."  ODAC members also requested discussion and a vote on whether IntraDose should be approved based on accelerated approval.  In response to this question, three panel members voted "yes" and nine "no" (with one abstention).

On November 2, 2001, the FDA issued a non-approvable letter to Matrix indicating that IntraDose would not be cleared for U.S. marketing at this time.

The processes required by the EMEA, the European regulatory authority, before our product candidates can be marketed in the European Union (EU) are similar to those in the United States.  We must first complete appropriate pre-clinical laboratory and animal tests as well as analytical product quality tests and then submit a clinical trial exemption or similar documentation before we can initiate human clinical trials.  Upon completion of adequate and well-controlled clinical trials in humans that establish that the drug is safe and efficacious, we must obtain regulatory approval to market the drug product from the EMEA.

In October 2001, the Company announced they had received notification from the EMEA that IntraDose qualified for submission through the EMEA’s centralized application procedure.  The Company intends to submit an application for the approval of IntraDose as a treatment of recurrent or refractory head and neck cancer to the EMEA for review through the centralized procedure in the fourth quarter of 2001.   The centralized procedure provides that if approval is issued by the EU it will be valid immediately in all EU member countries.  However, filing the IntraDose application through the EMEA’s centralized procedure does not assure that the EMEA will review the product in a timely manner or approve the product.

Clinical Trials Required By the FDA, EMEA and Other Regulatory Agencies Can Be Lengthy, Expensive and May Not Provide Positive Results.

We have conducted and plan to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of our potential products.  If we fail to comply with FDA or EMEA regulations applicable to clinical testing it could result in delay, suspension, or cancellation of this testing, or refusal by the FDA or EMEA to accept the results of this testing.  In addition, the FDA, EMEA or the Company may modify or suspend clinical trials at any time if the FDA or EMEA concludes that the subjects or patients participating in the trials are being exposed to unacceptable health risks.  Further, we cannot assure that human clinical testing will show any current or future product candidate to be safe and effective or provide data suitable for submission to the FDA or EMEA.

We are conducting multiple clinical trials in the United States and have completed two randomized placebo controlled Phase III clinical trials for Intradose for head and neck cancer.  The rate of completion of our clinical trials depends upon, among other factors, the rate of patient enrollment.  Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study.  We experienced slower than planned accrual of patients in two of our completed Phase III trials.  Delays in completing enrollment in other clinical studies may result in increased costs and delays, which could harm our business.  Generally, similar considerations apply to clinical testing that is subject to regulatory oversight by foreign authorities and/or that is intended to be used in connection with foreign marketing applications.

Additionally, we initiated a Phase II study of tezacitabine, a novel systemic chemotherapy candidate, in colorectal cancer in 1999.  It was later determined that the dose of tezacitabine being studied was sub-optimal, and the study protocol was amended to examine higher doses of the drug.  This protocol amendment changed the study to a Phase Ib study and is currently ongoing.  While the study is planned to be completed in the first half of 2002, many factors such as those listed above may delay or obscure the conclusion of this study.

Our Products Other Than IntraDose Are In Early Stages of Clinical Development.

The FDA has decided not to approve IntraDose for head and neck cancer in the U.S.  and the EMEA may also ultimately decide not to approve IntraDose for head and neck cancer in Europe.  It may take several years to develop our product tezacitabine and submit it for approval to U.S. and Europe regulatory authorities.  Tezacitabine, our second product in development, is a novel nucleoside analog being studied as a potential systemic chemotherapy.  Tezacitabine is currently being studied in Phase I and Phase II studies.

We Have a History of Losses and Our Future Profitability Is Uncertain.

We incorporated in 1985 and have experienced significant losses since that date.  As of September 30, 2001, our accumulated deficit was $233,786,000.  Our net loss for the years ended December 31, 2000, nine months ending September 30, 2001 and three months ended September 30, 2001 were $23,321,000, $22,498,000 and $7,838,000, respectively.  We have generated limited revenues from our products or product candidates and expect to incur significant additional losses over the next several years.  In order to achieve a profitable level of operations, we must successfully develop products, obtain regulatory approvals for our products, enter into agreements for product commercialization outside the United States, and develop an effective sales and marketing organization in the United States.  We cannot assure that we will complete our product development efforts, that we will obtain the required regulatory approvals, that we will manufacture or market any products successfully, or that we will achieve profitability.

Our Proposal to Sell the Matrix Contract Services Division (MCS) Must Be Carried Out in a Timely Manner.

The Matrix Contract Services Division (MCS) is the manufacturing business unit established by Matrix in 1995.  In October 2001, Matrix proposed the marketing and sale of MCS to a company with more immediate manufacturing needs.  Due to the ongoing costs of the operations of MCS and considerable loans associated with the MCS facility, the timely sale of MCS is important to the ongoing ability of Matrix to pursue strategic development plans and continue its operations.  Delays in the sale of MCS may limit our ability to raise additional capital and negatively impact our cash burn rate.  We cannot assure that MCS will be sold, or that a potential MCS buyer would acquire existing debt, or that MCS can be sold at the price we request.

Our Additional Financing Requirements and Limited Access to Financing May Adversely Affect Our Ability to Develop Products.

We have expended and will continue to expend substantial funds to complete the research and development of our product candidates.  At September 30, 2001, we had $33,026,000 in cash, cash equivalents and marketable securities.  Assuming the sale of MCS, we anticipate that our existing resources, along with either refinancing or transferring through the sale of MCS approximately $11,000,000 in existing debt, will enable us to maintain our planned operations through 2002.  We will require additional funds to continue to support our operating needs beyond 2002.  We will need to generate such additional funds for operations after 2002 through equity or debt financings and/or collaborative agreements.  We cannot assure that such additional funds will be available on acceptable terms, if at all.  We also cannot assure that MCS will be sold, or that a potential MCS buyer would acquire existing debt, or that MCS will be sold at the price we request.  Our failure to raise additional funds on a timely basis would require us to scale back or eliminate some or all of our research and development.  We might need to license to third parties our technologies, which we would otherwise seek to develop ourselves.  We also might be required to sell remaining aspects of our business or cease to operate.

Our Inability to Maintain “Liquid Assets” of a Specified Amount Will Cause the Acceleration of Certain Loan Repayments.

We are bound by a financial covenant associated with a $10 million loan.  The current balance of the loan as of September 30, 2001 was $5.2 million.  Under that financial covenant, we are required to maintain liquid assets of not less than the greatest of a) 2.5 times the most recent quarterly “Cash Burn Rate” b) 2 times our total liabilities (excluding our outstanding mortgage obligation) or c) $22 million.   “Liquid assets” is defined as the sum of our cash, cash equivalents and short-term investments.  “Cash Burn Rate” is defined as the decrease in Liquid Assets during the previous three months and calculated and reported as of the last day of each month.

In the event we do not maintain liquid assets as mentioned above, we will be required to promptly notify the bank in writing and provide cash collateral to the bank in an amount equal to the balance of the loan at that time.

We Have Limited Sales and Marketing Experience, and if We Are Unable to Develop Our Own Sales and Marketing Capability, We May Be Unsuccessful in Commercializing Our Products.

We intend to market and sell some of our product candidates, if successfully developed and approved, through a dedicated sales force in the United States, which we would develop, and through pharmaceutical licensees in Europe.  We cannot assure that we will be able to establish a successful direct sales organization or co-promotion or distribution arrangements.  In addition, we cannot assure that we will be able to fund our marketing and sales expenses, some of which would be incurred before sales commence.  If we fail to establish a marketing and sales capability in the United States or outside the United States, we will not be able to successfully commercialize our products.

The Sale of Our Manufacturing Division May Limit Our Ability to Ensure Continuous Supply of Our Products.

Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend, in part, upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including GMP regulations.  We closed our manufacturing facilities in San Jose and Milpitas, California in March 1998 and transferred manufacturing personnel to a research and manufacturing facility in San Diego, California that we acquired in 1995 to meet our anticipated long-term commercial scale production requirements.  If we complete the sale of MCS, Matrix will need to rely on additional contract manufacturers for the manufacturing of our products.  We may be able to continue to work with the new owners, if any, of the San Diego facility to ensure continued development of our products, but that is not assured.  We also cannot guarantee that the San Diego manufacturing facility or alternative new contract manufacturing facilities will meet FDA or EMEA manufacturing standards.  We expect to continue to use selected contract manufacturers for our products’ components.  If we are unable to establish contract manufacturing to address our needs on a timely basis we will not be able to successfully commercialize our products.

Our Patents and Proprietary Rights May Not Keep Us From Infringing the Rights of Others or May Not Prohibit Potential Competitors From Commercializing Products.

Our success depends, in part, on our ability to obtain patent protection for our products and to preserve our trade secrets and operate without infringing on the proprietary rights of third parties.  Our patent estate includes thirteen U.S. patents, three European patents (each granted in at least ten different European countries), four Japanese patents, four Canadian patents, three Australian patents, as well as pending patent applications in the U.S. and foreign jurisdictions.

At least three of the U.S. patents specifically cover the IntraDose formulation.  These are U.S. Patents Nos. 6,077,545; 6,224,883; and Re. 35,748. An Australian patent corresponding to U.S. Patents 6,077,545 and 6,224,883 has also been granted.  In addition, foreign patents corresponding to Re. 35,748 have been granted in Europe, Japan, Canada and Australia.

There are three patents issued in the U.S. covering the composition of matter of tezacitabine and its method of use in treating cancer.  They expire in 2012 and 2014, respectively.  In Europe, there is a single patent covering both aspects of the drug which expires in 2009.  There are also three U.S. and one European patent covering the synthetic process used to produce tezacitabine.  These expire in 2012/2013.   In addition to these patents, there are two European patents (which expires in 2013) covering method of use of tezacitabine in treating viral infections and combinations of tezacitabine with certain classes of other cytotoxic drugs in treating cancer.  There is also a U.S. patent (which expires in 2014) covering the combination of tezacitabine with radiation in cancer therapy.  There are also several new patent applications.

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

Rapid Technological Change and Substantial Competition May Impair Our Business.

The pharmaceutical industry is subject to rapid and substantial technological change.  Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.  Most of these entities have significantly greater research and development capabilities, as well as substantially more marketing, financial and managerial resources than we do, and represent significant competition for us.  Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase these competitors' financial, marketing and other resources.  We cannot assure that developments by others will not render our products or technologies noncompetitive or that we will be able to keep pace with technological developments.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products.  Products currently in clinical trials for head and neck cancer include ImClone "C-225", Onyx Pharmaceuticals "Onyx-015", and OSI Pharmaceuticals / Roche / Genentech "Tarceva".

Products currently being marketed that tezacitabine may directly compete with include but are not limited to Eli Lilly’s Gemzar® (gemcitabine), a nucleoside analog.  Other systemic treatments for both hematologic cancers and solid tumors currently marketed and in clinical trials may also compete with tezacitabine.

Some of these products may have a different approach or means of accomplishing similar therapeutic endpoints than products that we are developing and it is not clear at this stage of development whether they will be competitive or complementary in nature to our products.  These competing products may be more effective and less costly than the products that we are developing.  In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will compete with our products.

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

We are highly dependent on our President and Chief Executive Officer, Michael D. Casey, as well as the other officers of the company, each of whom are employed at-will pursuant to letter agreements with us.  If we lose their services we may not achieve our objectives.  Because of the specialized nature of our business, our ability to maintain our competitive position depends on our ability to attract and retain qualified management and scientific personnel.  We operate in geographical areas where competition for such critical resources is intense, time consuming and expensive.  We cannot assure that we will be able to continue to attract or retain such persons.

Recent Downsizing of Matrix Staff May Negatively Affect Our Ability to Achieve Corporate Goals.

In October 2001, we reduced the number of full-time employees at Matrix (excluding those employees involved in manufacturing) by 40 percent.  While we believe that the scope and type of workforce reductions made will provide adequate resources to help Matrix achieve corporate goals, the impact of the downsizing has not been fully realized.  Reduced overall numbers of employees available to complete projects may negatively affect the ultimate success of our products and impede the timely achievement of corporate goals such as clinical trials, regulatory approvals, additional financing and developing partnering opportunities.

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

Our Stock Price Could Continue to Be Volatile and Stockholders May Not Be Able to Resell Their Shares At or Above the Price They Paid for Them.

The market price for our common stock and the market for biopharmaceutical and biotechnology companies' securities in general are highly volatile and have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the market price of our common stock fluctuated between $0.42 and $17.38 per share during the 52 weeks ended September 30, 2001.

The following factors, among others, could have significant impact on the market for our common stock:

• Governmental regulation,

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

• Litigation or public concern as to the safety of products that we or others have developed,

• Changes or announcements of changes in reimbursement policies,

• Period to period fluctuations in our operating results,

• Changes in estimates of our performance by securities analysts, and

• General market conditions.

Our Stock May Become Subject to Penny Stock Rules, Which May Make It More Difficult for You to Sell Your Shares.

Since September 18, 2001 our common stock has traded below $1.00 per share on the Nasdaq National Market.  Nasdaq listing rules provide that if the bid price of a company's stock is below $1.00 for more than 30 trading days, the company faces possible delisting from Nasdaq.  Nasdaq temporarily suspended this rule until January 2, 2002.  If Nasdaq reinstates this listing rule and our common stock continues to trade below $1.00 per share, we may be delisted from Nasdaq.

If we are delisted from Nasdaq, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.  The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.  We cannot assure you that we will be able to maintain our listing on the Nasdaq.  This may have the effect of limiting our ability to raise additional financing.

Our Future Efforts to Raise Additional Financing May Dilute the Value of Stockholder Equity.

Matrix may decide to raise additional financing in the future.  In many circumstances, raising capital through issuing company stock may dilute the value of existing stockholder equity.  Should Matrix need to make an additional public offering or private placement at share prices significantly less than 52-week highs, stockholder equity would be diluted.

Our Policy of Not Declaring Dividends Could Limit Stockholders’ Return on Their Investment.

We have not paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.  As a result our stockholders' sole source of any return on their investment will be price appreciation of our common stock.

Our Certificate of Incorporation and Bylaws Include Provisions that Could Make Attempts By Stockholders to Change Management More Difficult.

Some of the provisions of our Certificate of Incorporation and Bylaws may make attempts by stockholders to change management more difficult.  Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for stockholders to acquire a majority of our outstanding voting stock and to effect a change in management.

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

MATRIX PHARMACEUTICAL, INC.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 25, 2001, the Company filed a registration statement on Form S-3 (333-61616) with the Securities and Exchange Commission pursuant to which the Company proposed to register $30,000,000 worth of Common Stock, shares of Preferred Stock, options, warrants and other rights to purchase shares of the Company’s Common or Preferred Stock.  On July 2, 2001, July 23, 2001 and July 26, 2001, the Company filed amendments to the registration statement.  On August 3, 2001, the registration statement was declared effective.  There have been no sales to date under the registration statement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 19, 2001 reporting under item 5, Other Events, to disclosed: (1) the result of the ODAC meeting in September 2001.

MATRIX PHARMACEUTICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX  PHARMACEUTICAL, INC.

Date: November 9, 2001	By:	/s/ David W. Pritchard

David W. Pritchard
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant
as principal financial officer